Form 10-K
period 2025-12-31
CAPSTONE COMPANIES, INC.
filed 2026-04-01
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company. See definitions of “large, accelerated filer”, “accelerated filer”, “emerging growth company” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2025, as reported on the OTC QB Venture Market, was $1,168,270.

Number of estimated shares outstanding of the Registrant’s Common Stock as of March 30, 2026, is 48,826,864.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K report”) contains “forward-looking statements”. Those statements appear in a number of places in this Form 10-K report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers, with respect to: Company’s future business and financial prospects and ability to sustain operations; the prospects for developing a new business line or product line and commercialization of any new business line or new product line; prospects for raising working capital to sustain operations; the Company’s policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends or developments affecting the Company’s financial condition, ability to continue operations or results of operations. Forward looking statements include words like “expect,” “anticipate,” “hope,” “project,” “may,” “should,” “could,” or similar words or variants thereof. Company cautions that the foregoing list may not contain all of the forward-looking statements made in this Form 10-K report.

Any forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties. These statements are based upon information available to us as of the date of this Form 10-K report. These statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information and relate only to expectations as of the date on which the statements are made. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K report. results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company’s control or ability to foresee. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: ability to raise working capital funding to sustain operations, general economic conditions and consumer confidence in the economy and impact on business development efforts, impact of government actions on the economy, and disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases, government or other restrictions in response to epidemics or pandemics, and trade disputes between the U.S. and other nations, on business development and working capital funding of the Company. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments, if any.

The accompanying information contained in this Form 10-K report, including the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Risk Factors” identifies other important factors that could cause such differences. With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a “penny stock” company with no primary market makers and the public auditors of the Company have expressed doubt as to the Company as a going concern. Company has no current revenue generating operations and is focused on business development for a new business line or product line. Connected Chef product line’s licensing arrangement was terminated in 2025 due to inability of licensee to reach satisfactory arrangements with OEMs. Such a status makes highly risky any investment in the Company securities. See “Risk Factors” below. The forward-looking statements in this Form 10-K report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

You should read this Form 10-K report and the documents that we may reference in this Form 10-K report and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

 PART I

Item 1. Business

Overview

General. Capstone Companies, Inc. (“Company” or “CAPC”) is a Florida corporation. The Company was a designer, promoter and licensor of consumer products that were designed to simplify daily living through technology. The most recent product was the Connected Chef kitchen tablet, but the Company was unable to successfully commercialize the Connected Chef kitchen tablet in fiscal year 2025. The Company pursued development o a new business line in health, fitness and social activities industry (as described in “Health, Fitness and Social Activities Business” below) in fiscal year 2025, which effort has not resulted in the acquisition or development of a health, fitness and social activities industry (“HFS industry”) in fiscal year 2025. The Company has and will consider opportunities in other industries in fiscal year 2025 and in fiscal year 2026.

2026 Business Development Efforts: eBliss Note. On March 3, 2026, the Company entered into a promissory note with eBliss Global, Inc. (“eBliss Note”), a private early-stage Delaware corporation engaged in the developing and production of e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory). The interest rate under the eBliss Note is seven percent simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027. The eBliss Note is unsecured and does not provide for a conversion of debt-to-equity securities. The Loan is being made to supply working capital to the Company and as partial consideration for a 90-day ‘no shop’ provision in the e-Bliss Note. During the 90 days following the funding of the principal of the eBliss Note (“No Shop Period”), the Company will not entertain third party proposals for a merger, business combination, stock or asset acquisition, strategic alliance or joint venture for product development or similar transactions (collectively, “Transactions”) and will cease any third party discussions for any Transactions for the No Shop Period, except that the Company may entertain third party proposals during the last 30 days of the No Shop Period if the Company and eBliss have not signed a definitive agreement or letter of intent for a Transaction during the first 60 days of the No Shop Period and the third party proposal is deemed ’superior’ to any existing proposal for a Transaction from eBliss, if any. The purpose of the ‘no shop’ provision is to afford the Company and eBliss an opportunity to discuss the possibility and feasibility of a mutually beneficial Transaction by eBliss and the Company and conduct any desired due diligence.

2025 Product Development Efforts. The following discusses efforts by the Company to develop a new product line in 2025 and in 2023 and 2024. The Company has been unable to successfully launch a new product line with the maturation of its former traditional business line in LED Lighting Products.

Connected Chef Product Line. During 2023, the Company developed the Connected Chef (“Connected Chef”), a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The ability of the Company to promote any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors, which the Company was unsuccessful in obtaining since 2023. On March 21, 2025, the Company executed a license agreement (the “License Agreement“) with a company (“Licensee”) based in the United Kingdom. The Licensee received a limited, exclusive, non-transferable, worldwide license to promote, market, sell, distribute, produce and manufacture Connected Chef. Under the License, the Company would receive a license fee of $15 for each Connected Chef sold and received by a buyer. Promotion, marketing and sale of the Connected Chef was subject to finalizing production arrangements with the contract manufacturer of the Connected Chef. The term of the License Agreement was 5 years plus one (1) year, post-termination extension was to permit selloff of any inventory. During the first week of November 2025, the Company was advised by the Licensee that the prospective Chinese OEM would not produce the Connected Chef because it was developed by an American company. Consequently, and with no suitable replacements evident for the OEM, the Company and Licensee ended the License Agreement in the first week of November 2025. The Company is not considering further efforts to license the Connected Chef as of the date of the fling of this Form 10-K, but the Company may reconsider efforts to license. The Company received no license revenue during 2025.

Smart Mirror Product Line. The Connected Surfaces was the Company’s effort to establish a business line in an emerging segment and was intended for future revenue growth and to replace the declining LED Lighting business line. The Connected Surfaces Smart Mirror products did not achieve significant sales, therefore all inventory was expensed as of December 31, 2023, and the remaining inventory on hand was liquidated as of June 30,2024. The Company ended the Smart Mirror Product business line in 2024.

LED Lighting Product Line. The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years and, as such, revenues for the LED product line have declined significantly from previous years. From time to time, the Company receives orders from one distributor which the Company will fulfill, but in 2023 the Company ceased to promote the LED Lighting product line as its primary business line.

HFS Business Development Efforts. The following section discusses Company’s efforts to develop a business line in the HFS industry in 2025, which efforts have not produced a new business line or operation in fiscal year 2025 or in the first fiscal quarter of 2026. These efforts have been suspended in March 2026 for the 90-day ‘no shop’ period as described in “eBliss Note” above.

The Company commenced in 2024 its business development of a new business line focused on year-round health, fitness and social activities business at facilities that would be owned, leased or operated by the Company (this business line being referred to as “HFS” or “HFS business”). The Company started this initiative due to the popularity of sports like pickle ball and flag football, health, fitness and social activities at dedicated facilities are being developed nationwide and interactions with Coppermine Ventures, LLC, a private Maryland limited liability company that operates through its subsidiaries HFS operations in Maryland, (“Coppermine”). Coppermine provided working capital to the Company beginning in 2024 and through 2025 and 2026 under an unsecured promissory note and amendments thereto with the managing member of Coppermine, Alexander Jacobs, becoming Chief Executive Officer and a director of the Company in December 2024. The expertise of Mr. Jacobs in HFS industry enhanced the ability of the Company to identify and evaluate any HFS industry opportunities. While the possibility of cooperative business activities by Coppermine and the Company were discussed from time to time in 2024 and 2025, and may be revisited in fiscal year 2026, if circumstances warrant such discussions, no legally binding agreements or actual cooperative efforts developed (other than an initial proposal for the Company developing a customer management software system for Coppermine operations), the only transactions between Coppermine and the Company to date have been working capital funding by Coppermine of the Company and the Management Transition Agreement, dated October 31, 2024, between Coppermine and the Company.

The Company’s business concept in its HFS business development concept has been to feature indoor and outdoor pickle ball courts as a primary attraction, but also to offer other sports and entertainment-social events in order to attract customers year-round and morning-to-evening and also to attract league, tournament and corporate events. The Company was unable in 2025 to locate a suitable HFS industry opportunity or to secure working capital funding to enable consummating a HFS industry opportunity.

2024 Management Transition Agreement. In furtherance of the HFS business development efforts, the Company entered into a Management Transition Agreement, dated October 31, 2024, with Coppermine to identify and nominate a chief executive officer and two board members for the Company as a management team to focus on development of the health, fitness and social business line. Coppermine operates a successful and growing health, fitness and sports business in the State of Maryland. On December 4, 2024, the Company employed Alexander Jacobs as Company’s Chief Executive Officer, in order to assist the HFS business development. Mr. Jacobs is the founder, senior executive and owner of Coppermine. On January 20, 2025, the Company’s Board of Directors (“Board”) appointed Brian Rosen, a nominee of Coppermine, as a non-employee director of the Company. Mr. Rosen has a business relationship with Coppermine. The Company also appointed Warner Session, a Washington, D.C. real estate lawyer and lobbyist, as an independent director to the Board on January 9, 2025, in order to assist in the Company’s efforts to develop the health, fitness and social business line. Mr. Session’s experience and skills in real estate transaction and funding and lobbying are deemed as important skill sets for the HFS business. These appointments were intended to assist in evaluation of potential business development opportunities and to expand the potential network for locating opportunities.

March 13, 2025 Coppermine Memorandum of Understanding. On March 13, 2025, the Company entered into a Memorandum of Understanding (“MOU”) with Coppermine whereby the Company would produce a development plan (“Plan”) for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed HFS business facilities in the State of Maryland (“Facilities”). Work under the MOU was suspended in 2025 due to Coppermine re-evaluating its customer management program management.

This summary of the MOU is qualified in its entirety by reference to MOU, which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 14, 2025. The summary of the MTA is qualified in its entirety by reference to the MTA, which is attached as Exhibit 10.2 to the Current Report on Form 10-K filed by the Company with the SEC on November 5, 2024.

Corporate Status. With the failure of the Connected Chef product licensing arrangement in 2025, the Company’s business activities were limited to business development efforts in the latter half of 2025. The Company has no revenue generating business and no products in active commercialization as of the latter half of fiscal year 2025.

Working Capital Funding. In 2025 and into 2026, the Company sought working capital funding for basic working capital for essential corporate operations and regulatory compliance costs necessary as a reporting company under the Exchange Act and a company with its common stock quoted on the OTC Market Group QB Venture Market. During 2024, the Company was successful in securing a new funding source for operating working capital from Coppermine Ventures LLC (“Coppermine”). The Company received capital advances during 2024, 2025 and into 2026, totaling $530,163 under an unsecured promissory note, most recently amended on January 5, 2026, (“Note”) issued by Coppermine. The Note accrues simple interest at 7% and matures December 31, 2026. Also see “eBliss Note” above for a discussion of additional working capital 2026 funding.

Additional Funding. Certain members of the Company’s management (“Corporate Insiders and Directors”) provided short-term funding from time to time prior to 2025 to support the Company’s basic operational funding needs, but there is no guarantee that this funding will be available in the future to fund operations or third-party licensing program or the efforts to develop the health, fitness and social business development, of the e-mobility products. The Company has been relying upon funding from Coppermine since November 2024 to fund essential corporate operations and regulatory compliance costs. There is no assurance that funding from Coppermine will extend beyond the first fiscal quarter of 2026.

Special Board Committee. In order to conduct and as part of discussions between the Company and eBliss during the No Shop Period, the Company formed a special committee of independent, disinterested Company directors, which consist of Company directors Jeffrey Guzy and Warner Session.

Finding affordable, timely and adequate funding from third party sources in 2026 will be essential to sustaining Company basic corporate operations and business development efforts. The funding from the eBliss Note is estimated to provide adequate funding of basic corporate compliance and operational overhead into the latter half of 2026.

 Our Current Strategy

The Company’s business operations in 2024 and into 2025 were the HFS business development efforts and third-party licensing of the Connected Chef. The long-term business strategy of the Company in 2025 was focused on the HFS business development with the third-party licensing of the Connected Chef as a secondary business. The implementation of the long-term business strategy depends on having adequate working capital until revenue flow from new business operations or revenues from Connected Chef product replaces third party funding as the principal means of funding overhead. The failure of the licensing effort for the Connected Chef in late 2025 has left only business development efforts. We have third party funding for basic operational overhead through the third fiscal quarter of 2025. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational overhead beyond three fiscal quarters of 2026. We have not achieved adequate funding for all anticipated working capital needs for fiscal year 2026 as of the date of the filing of this Form 10-K. We were not able to secure adequate funding for internal development and launch of a new business line.

In terms of HFS business, the Company sought in 2025 to penetrate an industry that was and continues to enjoy rapid expansion nationwide with many existing and new companies that have established operations and brand recognition. The Company’s strategy for any developed or acquired HFS operation was to provide offerings and facilities that appeal to a broad demographic group (children, families and adults) as opposed to offerings that are primarily aimed at appealing to adults seeking pickle ball courts with a sport bar or social activities environment. This model is based on Coppermine’s business approach. The inability of the Company to secure adequate business development funding hampered efforts in 2025 to either acquire or internally develop a new HFS industry business line. The Company believes that identification of a suitable acquisition target or a strategic alliance with an established HFS industry business may potentially enhance the ability of the Company to attract funding for acquiring or establishing a new HFS business (either internally or through an acquisition). Due to the ‘no shop’ provision in the eBliss Note, the HFS industry business development efforts, which have not succeeded to date, are suspended for the 90-day ‘no shop’ period.

With the failure of the licensing effort for the Connected Chef product in November 2025, the Company is not actively pursuing product development as of the first fiscal quarter of 2026, but the Company would resume the licensing effort if an alternative business line or product opportunity is not developed by mid 2026. Due to working capital constraints, the Company’s focus for the Connected Chef in 2025 was licensing of the promotion, marketing, production and sales/distribution to third parties. A typical arrangement would be a distributor or product company licensing the right to promote, market, distribute and sell the Connected Chef, which would be ordered from a Company’s authorized contract manufacturer. The Company would be merely the licensor and would not be required to fund or handle the promotion, marketing, production, distribution and sale of the product. The Company is exploring such an arrangement with a limited number of prospective distributors.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have traditionally served to support its business strategies in development of new business line:

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

The success of Mr. Jacobs at another company is a not an indication of and should not be deemed to be an indication or projection or guarantee of the potential performance of any Company HFS operation. The Company cannot fully implement its HFS business without sufficient working capital for internal development of an HFS operation or acquisition of an existing HFS company or operation, and such working capital has not been obtained as of the date of the filing of this Form 10-K report. Even with adequate funding, the Company will face significant competition in the growing HFS industry and may, as a new entrant in the industry, be unable to successfully compete in that industry. As noted, the HFS business development effort is suspended for the 90-day ‘no shop’ period under the eBliss Note.

Connected Chef Product. With respect to 2025 efforts to develop the Connected Chef product into a new product line, the Company regards the following as potential strategic strengths in the consumer product business. In North America, the Company has been recognized for more than a decade as an innovator and highly efficient, low-cost manufacturer in several product niches. Company believes that its insight into the needs of retail programming and its proven execution track record with noted retailers globally positions it well for future growth.

The Company’s former chief executive officer, and current Chairman of the Board, Stewart Wallach, has over three decades of consumer product experience and has successfully built and managed other consumer product companies.

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

Perceived Weaknesses

As of the filing of this Form 10-K report, the Company’s working capital constraints hinder full implementation of the HFS business development and hindered a more expansive promotion of the Connected Chef product licensing program in 2025. The lack of adequate working capital prevents any sustained, effective development effort for product development as of the date of the filing of this Form 10-K report and caused the Company to pursue the licensing program in 2025.

With respect to the Connected Chef, and in the past with any new product line, the Company’s consumer products face the risk of new technologies or functionalities shifting consumer demand away from the products produced by the Company. The Company lacks and may lack the financial resources or ability to license or acquire new technologies or functionalities in demand by consumers, which failure may undermine the commercial viability of Connected Chef. Further, the Company’s business model in consumer products was to focus on bulk sales to ‘Big Box’ retailers. While this strategy worked well for the Company in the past, with a small number of employees and reliance on competent foreign OEMs for product production, the strategy was dependent on meeting the purchasing preferences and predicting consumer preferences for products that the Company could economically, efficiently produce. Without bulk orders from traditional retailers, the Company did not have alternative, at-hand distribution channels to replace the sales to ‘Big Box’ retailers. The development of alternative distribution channels takes prolonged sustained effort, adequate working capital and sustained investment and adequate, experienced personnel. These alternative distribution channels were beyond the available capabilities and resources of the Company to develop in 2025 or 2024.

As a smaller reporting company, Company lacks the staff, money, internal capabilities and resources and operational experience to significantly or timely respond to significant challenges and adverse changes in business and financial requirements.

Strategic Reviews. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions is considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, with no current product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market and being a “penny stock”, the Company may be unable to fully implement the HFS business and aggressively pursue Connected Chef licensing.

Products and Customers

Current product lines available for potential development as of this Form 10-K report are as follows:

-	Connected Chef, a purpose-built kitchen appliance tablet, which is a unique form factor with Google GMS operating system, with an integrated platform for cooking accessories, i.e.: cutting board. The development effort for the Connected Chef has been suspended in the first fiscal quarter of 2026 due to failure of 2025 licensing arrangement and focus on business development efforts under the eBliss Note and its ‘no shop’ provision.

The following product lines that are discontinued for manufacturing, but are available for sale as of the date of this Form 10-K report are as follows:

-	LED Lighting

2025 Tariffs. President Trump imposed aggregate tariffs of 20% on Chinese imports. These tariffs produced retaliatory tariffs from China on certain U.S. imports. This trade dispute adversely impacted the Connected Chef product licensing business by hindering possible Chinese contract manufacturers from producing products for licensees or licensors, or those products being competitively priced after the seller or distributor adds any costs from tariffs. The Company may be able to find other contract manufacturers to replace Chinese contract manufacturers, The Company’s experience in consumer product development and production has primarily been with Chinese contract or OEM manufacturers. The Company lacks sufficient operational history as of the filing of this Form 10-K report to estimate or project the impact of the current trade dispute and tariff hikes on the Connected Chef licensing business.

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

Sales and Marketing – Consumer Products

The Company had no sales during 2025. With respect to the sale of consumer products in 2024, the Company relied on direct promotion by Company’s Chair of the Board, Stewart Wallach.

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

We used social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a YouTube channel to host videos and established a X (formerly, Twitter) account. Our Social Media marketing has not resulted in any significant sales of products. We have not been and may not be able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms, (however the Company did not emphasize or actively utilize Social Media marketing in 2025 or into 2026:

FACEBOOK1: https://www.facebook.com/capstoneconnected

INSTAGRAM2: https://www.instagram.com/capstoneconnected

PINTEREST3: https://www.pinterest.com/capstoneconnected/

X4:  https://x.com/CAPC_Capstone

YOUTUBE5 https://www.youtube.com/channel/UCMX5W8PV0Q59qoAdMxKcAig

1 Facebook is a registered trademark of Facebook, Inc.

2 Instagram is a registered trademark of Instagram.

3 Pinterest is a registered trademark of Pinterest.

4 X is a registered trademark of X Corp.

5YouTube is a registered trademark of YouTube Corporation.

Competitive Conditions

Consumer Products. In terms of the consumer product industry, the Company operated in a highly competitive environment, both in the United States and internationally, in the former LED lighting product segment and in the Connected Chef internet of things product segments. The Company’s previous consumer products competed with products made by large multinationals with global operations as well as numerous other smaller, specialized national or regional competitors who generally focus on narrower markets, products, or particular categories. Competitors included Gentex Corporation, Seura Solutions, Inc., Magna International, Inc, Amazon and Samsung Electronics Co. Ltd.

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

Consumer Product Research, Product Development, and Manufacturing Activities

With respect to past production of consumer products, the Company’s research and development operations based in Florida and Thailand have designed and engineered many of the Company’s consumer products, with collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas.

During periods when the Company was producing consumer products, the Company established strict engineering specifications and product testing protocols with the Company’s contract manufacturers and ensured that their factories adhere to all Regional Labor and Social Compliance Laws. These contract manufacturers purchased components that we specify and provide the necessary facilities and labor to manufacture our products. We leveraged the strength of the contract manufacturers and allocated the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing was conducted at the contract manufacturers facility and at their 3rd party testing laboratories overseas.

With respect to consumer products, Company used its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company’s products manufactured overseas, Company used globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products were designed and tested to adhere to each country’s individual regulatory standards.

Investments in technical and product development are expensed when incurred and are included in the operating expenses.

Information Technology

The efficient operation of our business development efforts and operations are dependent on our information technology systems. We rely on those systems to manage our daily operations and maintain our financial and accounting records. Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day-to-day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with funding sources or lenders, current and potential customers for any products, associates or vendors, results of operations, product development and make us unable or limit our ability to respond to demands of any customers who own our products.

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

Environmental Regulations

The Company was not engaged in production or manufacturing activities in 2025. We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations. The Company is not aware of any national, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations. During 2025, there were no capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Climate Change. With no product line in 2025, the Company did not experience any direct, material impact on business and financial condition in 2025 from pending or existing climate-change related legislation, regulations, and international accords in the U.S., the physical impacts of climate change, or perceived indirect material impact from business trends. On March 27, 2025, the Commission voted to end its defense of its climate related risk and greenhouse gas emissions rule (The Enhancement and Standardization of Climate-Related Disclosures for Investors, SEC Release Nos. 33-11275; 34-99678). On April 4, 2024, the SEC had imposed an administrative stay on enforcement of the rule due to pending challenges in federal courts. The Eighth Circuit ordered that the litigation would be held in abeyance until such time as the SEC reconsider or renews it defense of the Rules.  In its order, the Eighth Circuit emphasized that the SEC has the “responsibility to determine whether its Final Rules will be rescinded, repealed, modified, or defended in litigation.”

Employees

As of December 31, 2025, we had 1 employee, our CEO, and worked with three consultants, all based in the United States.

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

Since the Company did not have any active product production in China in 2024 and 2025, regulatory and trade restrictions in China and Hong Kong SAR was not a factor affecting our 2024 operations.

The Company’s Hong Kong SAR subsidiary has been dissolved, and the Company does not have a corporate presence in Hong Kong or China.

Working Capital Requirements and Financing

The Company has historically received working capital funding from related parties. Below is a summary of the most recent funding transactions.

On January 16, 2024, the Company negotiated a working capital funding agreement with former Director Jeffrey Postal to provide $50,000 in funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature November 30, 2024. See cancellation agreement below.

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

On December 18, 2024, the Company’s Board of Directors approved the cancellation of all the Company’s related notes payable, with the exception of the Coppermine Ventures promissory note, in exchange for shares of Series B-1 Convertible Preferred Stock (“B-1 Stock”) of the Company, calculated at a price of $0.07 per share (“the Exchange Price”). Each related party note holder executed the cancellation agreement and received their pro-rata B-1 Stock in accordance with the Exchange Price. A total of 750,075 B-1 Stock was issued for cancellation of $3,665,303 in principal and accrued interest, inclusive of deferred salary and consulting wages for Stewart Wallach and George Wolf, respectively.

On January 27, 2025, the Company executed an amended and restated promissory note with Coppermine for $306,231 in working capital proceeds and amended the promissory note for $485,163 in total principle and a maturity date of December 31, 2025.

On January 5, 2026, the Company executed a second amended and restated promissory note with Coppermine for an additional $73,028 in working capital proceeds, for an amended promissory note total of $558,191 and a maturity date of December 31, 2026.

On March 3, 2026, the Company entered into a promissory note with eBliss Global, Inc. (“eBliss Note”), a private early-stage Delaware corporation engaged in the developing and production of e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory). The interest rate under the eBliss Note is seven percent simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027. The eBliss Note is unsecured and does not provide for a conversion of debt-to-equity securities.

The Company’s ability to maintain sufficient working capital is highly dependent upon funding from related parties. Failure to achieve future operating revenue could have a material adverse effect on the Company’s working capital, ability to obtain financing, and its operations in the future.

In addition, the Company intends to seek alternative sources of liquidity, including but not limited to accessing capital markets, strategic partnerships, other alternative financing measures, or a business combination. However, instability in, or tightening of capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us.

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

Our public auditors issued a going concern opinion in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2025. A going concern opinion means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

The declining revenues in 2024 of our business line of LED lighting products and the lack of a sufficient revenue generating operation in 2025 have resulted in significant operating losses and imposed a need to sustain operations with outside funding of working capital. If the Company cannot obtain adequate, affordable funding, whether equity or debt, as needed, the Company will have difficulty sustaining the Company as a going concern.

Cash flow from operations was and is not sufficient to sustain operations and fully fund its HFS business and Connected Chef licensing program. In order to attempt to secure adequate working capital in 2025, we took the actions detailed below. These actions are not deemed sufficient to meet all expected working capital needs for 2026 or to license the Connected Chef or complete a business combination or purchase a new revenue generating product line. We anticipate the need to raise working capital funding to meet our funding needs in 2026 as we do not have any cash flow from operations. Because of the low market price and liquidity of our Common Stock, our declining financial performance, lack of hard assets required for asset based loans, and our transition from a declining product line and primary source to a new, unproven product line, we may be unable to raise necessary, affordable and timely working capital in 2026 and that failure could be fatal to our ability to sustain the Company as an operating company.

During the year ended December 31, 2025, the Company used cash in operations of $282,959 and generated net operating losses of $1,070,894. As of December 31, 2025, the Company has working capital deficit of $459,069 and an accumulated deficit of $12,679,768. The Company’s cash balance increased approximately $23,000 from $15,850 as of December 31, 2024, to $39,122 as of December 31, 2025. Although we have cash on hand, the Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and we will need to seek additional capital through debt and/or equity financing to fully fund operational overhead and fully fund the efforts for a possible business combination. While certain related parties have provided working capital funding to the Company in the past, there is no guarantee, and none can be given that these related parties will do so when and as required by the Company in 2026.

The Company will need additional third-party funding to sustain operations and fund any further business development efforts. The Company has no consumer products in active production and has no revenue generating operations as of the date of the filing of this Form 10-K report.

In 2025, the Company did not generate revenue from the Connected Chef product line. The Company has not raised the working capital to acquire or launch an HFS operation as of the date of the filing of this Form 10-K report. Absent adequate working capital funding in 2026, the financial condition of the Company may at some point force the Company to seek to effect an extraordinary corporate transaction to protect shareholder value and sustain the Company as an operating company. An extraordinary corporate transaction could include a merger or sale of the Company or reorganization of the Company under bankruptcy protection. The Company may be unable to effect, if necessary, an extraordinary corporate transaction or obtain significant funding for a new product line in 2026 to sustain the Company as an operating company. Reorganization under the protection of the bankruptcy code is one possible extraordinary corporate transaction. The funding provided under the March 3, 2026 promissory note issued to eBliss will be devoted to basic corporate overhead and is not sufficient or intended to fund development of a new business line or product line.

Our operating results and sustainability as an operating company in the future are substantially dependent on the success of HFS development program in 2026.

There can be no assurance the HFS development program will generate sufficient or any revenues, or any continued revenues to fund ongoing operations of the Company.

Our operations depend on a small number of personnel and consultants and the loss of key personnel and consultants or the inability to replace or add key personnel and consultants could have a significant impact on our ability to grow or sustain operations.

We operate executive operations with a relatively small number of personnel and consultants. The Company has not developed personnel to readily replace key personnel. The loss of key personnel, being Stewart Wallach, Chairman of the Board of Directors, would severely harm the business. The Company hired Dana Eschenburg Perez, as an external consultant as of January 1, 2023, to perform the functions of Chief Financial Officer. The loss of Alexander Jacobs, Chief Executive Officer, would be adverse in terms of any efforts to develop a HFS industry business. Mr. Jacobs devotes time to Chief Executive Officer duties deemed sufficient to perform those duties. We do not have key man life insurance.

Our personnel are focused on executive management. If our operations grow, we will have to increase the number of our personnel in the future to handle any growth or expansion. Our ability to find and retain qualified personnel when needed by our growth or existing operations will be an important factor in determining our success in coping with any growth of or efficiently handling existing operational burdens.

The markets in which we operate are highly competitive and have evolving technical or consumer requirements.

In the HFS industry markets and consumer products markets, we historically competed with companies that have greater financial and funding resources, personnel resources, market share, name recognition and technical resources than we do. Competitors may and do offer new products or services with aggressive pricing. Aggressive pricing actions by our competitors could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline. Our Company may lack the financial resources to be able to withstand predatory pricing from competitors.

Adequate, affordable and available funding is a key factor in our ability to maintain operations.

With the end of the licensing arrangement for the Connected Chef in late 2025 and the absence of current revenue-generating operations, the Company is in a transitional stage as it evaluates and pursues new business opportunities. During this period, the Company’s activities are primarily focused on corporate compliance, maintaining public company infrastructure and business development efforts, including identifying and evaluating potential acquisitions, strategic partnerships, or new business lines.

As a result of these conditions, there is a risk that market participants, regulators, or other stakeholders could perceive the Company as having limited operations. Under SEC Rule 12b-2 under the Exchange Act, a Company may be considered a “shell company” if it has no or nominal assets (other than cash) and no or nominal operations. The determination of whether a company meets this definition is based on specific facts and circumstances and involved judgement.

While the Company continues to maintain organizational infrastructure, management oversight, and active efforts to develop or acquire a new business line, there can be no assurance that these activities will be sufficient to avoid any characterization as a shell company under applicable SEC rules.

If the Company were to be deemed a shell company, it could have significant consequences, including limitations on the availability of Rule 144 for the resale of securities, restrictions on the use of certain registration statements, and increased difficulty in accessing capital markets or completing strategic transactions. In addition, such a characterization could negatively impact investor perception and the market liquidity of the Company’s common stock.

The Company lack of sustained revenue generating operations and tangible assets has hampered efforts to raise working capital for basic corporate overhead and for business development efforts, including funding of any potential acquisitions. Being designated as a ’shell company’ may further complicate or hinder the ability of the Company to secure working capital funding for basic corporate operations, business development efforts, funding for any potential acquisitions or launch of a new business line.

Regulatory and Legal Risks

Our financial results and ability to fund basic corporate overhead and fund business development efforts may be negatively impacted by economic, regulatory and political risks beyond our control.

We are subject to risks associated with securing necessary funding for our basic corporate overhead and business development efforts which risks include:

●	political or labor unrest, terrorism, public health crises, disease epidemics and economic instability resulting in reduction in potential funding sources for companies like the Company, especially in terms of investors or lenders adopting stricter risk and lending requirements.

●	the imposition of new laws and regulations that increase the cost of compliance with applicable laws. The cost of compliance represents a significant burden for the Company and increased compliance costs increases the risk of the Company being unable to fund basic, necessary compliance costs from available funding or to secure additional funding for any increased compliance costs. Those compliance costs consist primarily of accounting and audit fees, annual fees owed to The OTC Market Group, legal fees and other third party expenses incurred and necessary to fund basic compliance costs or costs associated with business development.

Additional Financial Risk Factors

Our inadequate or expensive funding and financing alternatives.

Our current short-term debt level as of December 31, 2025, and 2024 was $514,320 and $180,760, respectively.

The Company will need additional outside working capital funding in fiscal year 2026 to support the Company’s operations.

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

As we currently do not have an operating product line, past financial performance is not indicative of any future growth or future financial performance.

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

Risk Factors for our Common Stock

Penny Stock and Volatile Market Price.

The Company’s Common Stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market. Company’s declining business and financial condition has depressed the already low market price and trading of the Company’s Common Stock in 2025. The Company’s Common Stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Company does not have any research analyst issuing recommendations. The Common Stock is also a “penny stock” under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the Common Stock and makes any investment in the Common Stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and requires on demand liquidity in the investment. An investment in the Common Stock remains an extremely risky investment that is not suitable for investors who cannot afford the loss of investment and can withstand or tolerate a possible lack of liquidity.

We were deemed a former shell company (under current SEC rules and interpretations thereof) because the lack of operations at the time of our initial public offering of shares of Common Stock and during the early 1990’s. As such, our stock transfer agent required a legal opinion as well as other paperwork to lift restrictive legends from stock certificates for non-affiliated as well as affiliated shareholders. As a former shell company during the period when the Company was an operating company, the restrictive legends could only be lifted for at most a 90-day period for sales under Rule 144 for affiliated and non-affiliated shareholders. Further, our stock transfer agent would not permanently remove restrictive legends on stock certificates held by shareholders. absent registration of the shareholder’s shares of common stock under the Securities Act. This status made our common stock even more unappealing to investors and potential purchasers and more difficult to sell or trade.

The Company’s financial and business condition and corporate status, lack of revenue generating operations, Common Stock status as a “penny stock”, low liquidity and market price of the Common Stock make any investment in the Company’s Common Stock a highly risky investment unsuitable for investors who require liquidity in an investment and cannot afford the total loss of investment.

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

The Company’s corporate operations, even though reduced to minimal staffing focused on corporate compliance and business development, are subject to disruption from natural or human causes beyond its control, including physical risks from hurricanes, severe storms, floods and other forms of severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases such as the COVID-19 or variants of that virus, any of which could result in suspension of operations and business development efforts, or harm to people or the environment. Natural or human causes could hinder or prevent the acquisition of or launch of or effective management or funding of any new business line.

We may not successfully execute our long-term strategies, which may negatively impact our results of operations.

Our ability to execute on our long-term business development strategies depends, in part, on locating, consummating the acquisition or development of a new business line, which is in turn dependent on securing adequate and affordable funding. If we acquire or develop a new business, and no assurances is given that we can acquire or develop a new business, then our long-term strategy depends on obtaining adequate, affordable working capital, our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted, and we may not achieve our expected results of operations.

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

Item 1B. Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2025.

Item 2. Properties.

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

As of and for the year ended December 31, 2025, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

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

Item 4. Mine Safety Disclosures (Not Applicable).

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on The OTC Markets Group, Inc.’s QB Venture Market Tier under the trading symbol “CAPC”.

As of March 31, 2026, there were approximately 212 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 48,826,864 outstanding shares of our Common Stock.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. All information presented herein is based on Company’s fiscal year 2025 results. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Summary

In late 2024 and in 2025, the Company turned its focus to a second, newly developed Connected Surface product, the Connected Chef, but the lack of adequate working capital to produce, purchase inventory and market the Connected Chef forced the Company to pursue third party licensing, production and marketing of the Connected Chef. The Company was able to find a licensor to produce and market the Connected Chef product line in 2025, but due to the licensee’s inability to reach acceptable terms for production of the Connected Chef product line with suitable OEMs in China, the licensing arrangement was terminated in late 2025.

In 2025, we preserved cash but we continued to invest where needed to support the relaunch of the Connected Surfaces program. For fiscal year ended 2025, our business efforts were focused on finding a third party to license, produce and market the Connected Surface product and developing a new business line as the Company’s primary business line. The effort to develop a new business line was focused on the HFS industry, but the company also explored and considered other potential opportunities in other industries. The ultimate goal was development of a business line that would provide potential revenues and revenue growth and sustained profitability in order to eliminate the need for third party funding of basic corporate overhead and provide appreciation of shareholders’ investment in the Company.

On March 4, 2026, the Company issued a Lump Sum Payment Promissory Note (“eBliss Note”) for a $250,000 unsecured working capital loan from eBliss Global, Inc., a private Delaware corporation (“eBliss”) that is gearing up for production of e-bikes for personal transportation in Utica, New York in 2026. The Note contains a no shop provision under which Company and eBliss will discuss during a 90-day period the possibility of a mutually beneficial relationship, which relationship could include merger, other business combination, strategic relationship or joint venture to develop a product, or similar relationship (collectively, “Transactions”). The no-shop provision grants exclusivity to eBliss for business development by the Company for the first 60 days of the no-shop 90-day period. If no letter of intent or definitive agreement is signed with eBliss during the first 60 days of the 90-day no shop period, the Company may entertain and pursue any. Third party proposals deemed superior by the Company to any pending proposal, if any, from eBliss. There is no existing legally binding agreement by the Company or eBliss as of the date of the filing of this Form 10-K Report to consummate or enter into an agreement to consummate any Transaction. The Company’s focus is to acquire or start a new business line and during the ‘no shop’ period, the Company’s business development efforts will be focused on exploring mutually beneficial relationships and transactions with eBliss in the e-bike industry. See Note 3 - Notes Payable for further information about the eBliss Note and the no-shop provision.

Total net revenue for the year ended December 31, 2025, decreased 100% from $143,269 to $0 as compared to the same period of last year due to the Company not having an operating product line. The net operating loss was $1,070,894 for the year 2025 compared to $995,815 for the year 2024. The Company had an estimated net tax benefit provision in 2025 and 2024 of $195,958 and $124,370, respectively.

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

Principal Factors Affecting Our Financial Performance

 There are a number of industry factors that affect our financial performance which include, among others:

●

Overall Demand for Products and Applications. In terms of our efforts to pursue a business line based on Connected Chef, our potential for growth depends on the successful introduction and consumer acceptance of the Connected Surfaces portfolio by a third party licensee capable of production and marketing of the product. The necessity of a third party licensing effort results from the lack of adequate working capital to internally produce and market the product. We have been unable to establish a third party licensing arrangement for the Connected Chef in 2025.  The Company’s products are characterized as non-essential and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand. Uncertainty over global economic conditions that may affect the U.S. economy is not conducive to consumer purchases of our category of consumer products. Further, it is in general difficult to obtain third party licensing arrangements for a new product that has no established sales history, especially one that faces competition from other companies as well as technological changes, like AI, changing consumer purchasing preferences and demand. We lack the working capital to re-engineer the Connected Chef to respond to new technologies that may undermine the consumer appeal of the Connected Chef. These uncertainties make demand difficult to forecast demand or future viability of Connected Chef or any other consumer product for us and our customers.

●

Strong and Constantly Evolving Competitive Environment. While we have demonstrated in the past our abilities to compete successfully in the retail channels since our inception, competition in the marketplace we serve is strong. Many companies have made significant investments in product development, production equipment and product marketing. Product pricing pressures exist as market participants often initiate pricing strategies to gain or protect market share. To remain competitive, market participants must continuously increase product performance or functionality, reduce costs and develop improved ways to support their customers. Further, new consumer products need to incorporate the utility and appeal of new technologies, especially generative AI.  The Connected Chef does not have generative AI beyond Internet-connected applications not tailored to the Connected Chef.  To address these competitive measures, we need to invest in research and development activities to support new product development (either internally or through third party contractors), sustain low product costs and deliver higher levels of performance and product functionality to differentiate our products in the market and attract third party licensees.  We lack the capital to engage in this important product development, marketing and licensing efforts.

●

Profit Margins. The Company’s product planning strategies are driven by the need to deliver sustainable profit margins. This, in conjunction with close management of related marketing costs, are required to establish any Company’s market presence in the consumer product industry or a new business line.  In 2025 and into 2026, the Company’s primary focus is the need to develop a new business line in an industry with greater growth and profit margin potential than the traditional niche consumer product industry.

●

Technological Innovation and Advancement. The significant impact of generative AI and other technological developments significantly impact many industries, including consumer product industry.  In 2025 and into 2026, the need to integrate new technologies in consumer products to meet consumer and retailer expectations and preferences is beyond the current financial resources of the Company, which has caused the Company to focus on developing a new business line in a new industry segment.

●

Affordable Funding. The Company needs to secure affordable funding resources to support ongoing product development and new market penetration or internally develop a new product line or business line. The Company was unable to secure working capital in 2025 that was sufficient to fund more than basic corporate overhead necessary to sustain the corporate existence of the Company. See Note 3 – Notes Payable “eBliss Note”.

●	Intellectual Property Issues. Market participants rely on patented and non-patented proprietary information relating to product development and other core competencies of their business. Protection of intellectual property is important. Therefore, steps such as patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. The Company has not created a litigation reserve for intellectual property rights litigation and lacks the available cash to do so. As a business judgment, the Company does not patent or copyright or trademark all intellectual property due to a combination of factors, including, in part, the cost of registration and maintenance of registration, odds and cost of successful defense of the registration and commercial value of the intellectual property rights. To enforce or protect intellectual property rights, litigation or threatened litigation is common. The Company has not sued any third parties over intellectual property rights.

Results of operations

Net Revenues

The Company had no revenue for 2025 as it did not have an operating product line. For 2024, revenue was derived from sales of our residential lighting products and Connected Surfaces Smart Mirrors. The residential products were directed towards consumer home LED lighting for both indoor and outdoor applications while the Smart Mirrors were sold directly to consumers and liquidators via e-commerce efforts. We recognized revenue upon shipment of the order to the customer when all performance obligations have been completed, and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. All of our sales were to the U.S. market in 2024. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

In 2025, we had no cost of goods sold as we have no operating product line. For 2024, our cost of goods sold consisted primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. We sourced our manufactured LED lighting products based on customer orders.

Gross Profit

Our gross profit has been affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, and our ability to reduce product cost fluctuations in the cost of our purchased components. See “Risk Factors” above in Item 1A.

Operating Expenses

In 2025, our operating expenses consisted of professional fees, consulting expenses, insurance and compliance expenses. For 2024, operating expenses included sales and marketing expenses, costs related to employee’s compensation, product development, professional fees, and insurance.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	December 31, 2025		December 31, 2024
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, Net	$—	—%	$143,269	100.0%
Cost of sales	—	—%	38,019	(26.5)%
Gross Profit (Loss)	—	—%	105,250	(73.5)%
Operating Expenses:
Sales and marketing	—	—%	17,313	12.1%
Compensation	—	—%	139,078	97.1%
Professional fees	196,671	—%	274,559	192.6%
Product development	2,190	—%	6,233	4.4%
Other general and administrative	98,868	—%	124,565	86.9%
Goodwill impairment	773,165	—%	539,317	376.4%
Total Operating Expenses	1,070,894	—%	1,101,065	768.53%
Operating Loss	(1,070,894)	—%	(995,815)	(695.1)%
Other Income (Expenses)
Miscellaneous Income, net	—	—%	4	—%
Loss on disposal of equipment	(17,904)	—%	—	—%
Interest expense, net	(27,328)	—%	(90,943)	(63.5)%
Total Other Expenses, net	(45,232)	—%	(90,939)	(63.5)%
Loss Before Tax Benefit	(1,116,126)	—%	(1,086,754)	(758.54)%
Income Tax Expense (Benefit)	(195,958)	—%	(124,370)	(86.8)%
Net Loss	$(920,168)	—%	$(962,384)	(671.70)%

Net Revenues

The Company had no revenue for 2025 as it did not have an operating product line. For 2024, revenue was derived from sales of our residential lighting products and Connected Surfaces Smart Mirrors.

In April 2024, the Company liquidated the remaining Smart Mirror inventory for $80,000. The remaining sales for 2024 relate to e-commerce sales of Smart Mirrors and $58,000 in LED lighting sales.

All sales were domestic for 2024.

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$—	—%	$57,829	40%
Smart Mirror Products- U.S.	—	—%	85,440	60%
Total Revenue	$—	—%	$143,269	100%

Gross Profit and Cost of Sales

The Company did not have any gross profit or cost of sales for 2025. Gross profit for the year ended December 31, 2024, was approximately $105,250, or 73.4% of net revenues. For the year ended December 31, 2024, cost of sales was approximately $38,000.

Operating Expenses

Sales and Marketing Expenses

In 2024, sales and marketing expenses were approximately $17,000. In 2025, the Company did not incur sales and marketing expenses as the Company did not have an operating product line. As a percent to revenue, 2024 sales and marketing expenses were 12%.

Compensation Expenses

For the years ended December 31, 2025 and 2024, compensation expenses were approximately $0 and $139,000, respectively, a reduction of $139,000 or 100%. The Company reduced the workforce and the CEO and Directors are not being compensated as a result of not having an active product line during 2025.

Professional Fees

For 2025, professional fees were approximately $197,000 compared to $275,000 in 2024, a decrease of $78,000 or 28%. As a percent of net revenue, 2024 expenses were 192.6%. The decrease was driven by reduction of consulting fees down from $98,000 to zero for 2025 as the Company did not have an operating product line during 2025, offset by a slight increase in legal and accounting fees.

Product Development Expenses

For the years ended December 31, 2025, and 2024, product development expenses were approximately $2,000 and $6,000, respectively, a decrease of $4,000 or 66%, as the Company did not have an operating product line during 2025.

Other General and Administrative Expenses

For 2025 and 2024, other general and administration expenses were approximately $99,000 and $124,000, respectively, a decrease of $25,000 or 21%. As a percent to revenue, other general and administrative expenses were 0% as compared to 86.9% in 2024. The directors and officers insurance decreased $20,000 in 2025 to $49,000 and depreciation expense decreased $5,000 to $11,000 as the Company disposed of the equipment.

Goodwill Impairment Expense

The Company recognized a goodwill impairment of approximately $773,000 and $539,000 during 2025 and 2024, respectively, as the fair value of the Company was less than the carrying value of the Company.

Total Operating Expenses

For the years ended December 31, 2025, and 2024, total operating expenses were approximately $1,070,000 and $1,100,000, respectively. This represents a $30,000 or 3% increase over fiscal year 2024. The primary driver for the year to year consistency is the impairment expense recorded in both 2025 and 2024.

Operating Loss

For the years ended December 31, 2025, and 2024, total operating expenses were approximately $1,070,000 and $996,000, respectively. This represents a $75,000 or 8% increase over fiscal year 2024, which is driven by no revenues in 2025 compared to $143,000 in 2024 and a $234,000 higher goodwill impairment loss in 2025 compared to 2024.

Other Income (Expense)

Interest expense for 2025 amounted to approximately $27,000 compared to $90,000 in 2024, a decrease of $63,000 or 70%, due to the cancellation of debt and issuance of preferred B-1 stock during 2024. The Company also disposed of its last remaining equipment related to the Connected Chef and recorded a loss on disposal of approximately $18,000.

For the years ended December 31, 2025, the net tax benefit for income tax was estimated at $196,000 compared to a net tax benefit of $125,000 in the same period 2024.

The effective tax rate for the years ended December 31, 2025, and 2024, respectively, was (17.56%) and (10.07%) and the statutory tax rate was 25.5 in 2025 and 23.5% in 2024.

Net Loss Before Income Taxes

For fiscal 2025 and 2024 net loss before taxes was approximately $1,116,000 and $1,087,000, respectively, a net loss increase of approximately $29,000 over the previous year due to the reasons summarized above.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

Our goal is to find a strategic partner to assist with a possible business combination as well as to license the Connected Chef kitchen utility device in 2026 through licensing arrangements with an appliance or other consumer product distributors, consumer product manufacturers and possibly other commercial food or kitchen product companies.

The Company will require additional working capital funding until such time as a strategic partner is found. The Company may also require additional funding to cover the costs of manufacturing Connected Chef product if the Company is able to obtain a licensing arrangement in 2026.

 Contractual Obligations

The following table represents contractual obligations as of December 31, 2025.

	Payments Due by Period
	Total	2026	2027	2028	After 2029

Accounts payable and accrued liabilities	$3,854	$3,854	$—	$—	$—
Short-Term Debt – related parties	514,320	514,320	—	—	—
Total Contractual Obligations	$518,174	$518,174	$—	$—	$—

Notes to Contractual Obligations Table

Accounts payable and accrued liabilities : Comprised of the   Company’s liability for goods and services in the normal course of business.

Short Term Debt – notes payable with related parties : Related to working capital funding.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2025, the Company used cash in operations of approximately $283,000 and generated net operating losses of $1,071,000. As of December 31, 2025, the Company had working capital deficit of $459,069 and an accumulated deficit of $12,679,768. The Company’s cash balance increased by approximately $23,000 from $16,000 as of December 31, 2024, to $39,000 as of December 31, 2025, due to proceeds from related party notes payable for working capital needs. With the reduced revenues in 2024 and no revenues in 2025, the Company reduced non-essential expenses, dissolved the Hong Kong operation, and fully impaired the goodwill of $773,165 during 2025.

In 2025, the Company sought to penetrate the HFS industry that was and continues to enjoy rapid expansion nationwide with many existing and new companies that have established operations and brand recognition. The inability of the Company to secure adequate business development funding hampered efforts in 2025 to either acquire or internally develop a new HFS industry business line. The Company believes that identification of a suitable acquisition target or a strategic alliance with an established HFS industry business may potentially enhance the ability of the Company to attract funding for acquiring or establishing a new HFS business (either internally or through an acquisition). Due to the ‘no shop’ provision in the March 2026 eBliss Note, the HFS industry business development efforts, are suspended for the 90-day ‘no shop’ period.

With the failure of the licensing effort for the Connected Chef product in November 2025, the Company is not actively pursuing product development as of the first fiscal quarter of 2026, but the Company would resume the licensing effort if an alternative business line or product opportunity is not developed by mid-2026. The Company is exploring such an arrangement with a limited number of prospective distributors.

Chairman of the Board, and former Chief Executive Officer, Stewart Wallach, funded working capital from 2022 through 2025 as the Company navigated these challenges. Total working capital note proceeds received through 2024 were $672,500 and were settled for conversion of debt into Preferred Stock, Series B-1.    Coppermine has funding working capital since 2024. Total working capital note proceeds received as of the date of this filing of the Form 10-K report from Coppermine are $530,000. Coppermine has committed to lending a total of $558,191 in working capital funding through December 31, 2026. However, there is no assurance that level of funding provided by Coppermine will be adequate to meet the operating needs, licensing expenses and operating expenses of a potential business combination during 2026.

The Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the date of the filing of this report and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Summary of Cash Flows

	Years ended December 31,
	2024	2023
(In thousands)
Net cash provided by (used in):
Operating Activities	$(282,959)	$(289,548)
Investing Activities	—	—
Financing Activities	306,231	268,932
Net increase (decrease) in cash	$23,272	$(20,616)

As of December 31, 2025, the Company’s working capital deficit was approximately $459,000 of which $39,000 was cash. Current liabilities were $518,000 and include:

●	Accounts payable of approximately $3,854 for amounts due vendors and service providers.

●	Notes payable – related parties - current portion of debt included accrued interest of approximately $514,320.

Cash Flows provided by (used in) Operating Activities

Cash used in operating activities was approximately $283,000 in 2025 compared with approximately $290,000 in 2024. The cash used in operating activities in 2025 were related to essential operating expenses as the Company reduced operating costs as much as possible during 2025.

Cash Flows used in Investing Activities

There was no cash provided by investing activities for 2025 or 2024.

Cash Flows used in Financing Activities

Cash received by financing activities for the years ended December 31, 2025, and 2024, was approximately $306,000 and $269,000, respectively, and related to working capital proceeds from related parties.

Exchange Rates

We have historically sold all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars.

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

DIVIDENDS

We have not declared or paid any cash or other dividends on shares of our Common Stock, and we presently have no intention of paying any cash dividends on shares of our Common Stock.

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

Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized. Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. There was an impairment expense of $773,165 and $539,317, respectively, for the year ended December 31, 2025 and 2024, for a balance of goodwill of $0 and $773,165, respectively as of December 31, 2025, and 2024.

Accrued Liabilities

Accrued liabilities contained in the accompanying consolidated balance sheets has historically included accruals for estimated amounts of credits to be issued in future years based on operating expenses and other liabilities.

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

As of December 31, 2025, the Company had federal and state net operating loss carry forwards of approximately $4,587,000 and $6,540,000 respectively. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year. The net deferred tax liability as of December 31, 2025, and 2024 was $0 and $320,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

The effective tax rate for the years ended December 31, 2025, and 2024, respectively, was 17.56% and 11.44% and the statutory tax rate was 25.3% in 2025 and 23.5% in 2024.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025, and 2024. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $0 and $320,000 is presented on the company’s balance sheet, respectively. The Company’s valuation allowance decreased by $567,000 in 2025.

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

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because the Company is a smaller reporting company, this For @ must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information. None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection. Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics. The board of directors has adopted a written Code of Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing simila @ February 24, 2025, the board of directors adopted a stand-alone insider trading policy to update and expand the scope of the insider trading policy that was included in the Code of Ethics. The Company filed a Current Report on Form 8-K to report this change.

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

CURRENT BOARD OF DIRECTORS

The incumbent and current members of the Board of Directors are:

1.	Stewart Wallach. Mr. Wallach has been a Director since April 2007.

2.	Alexander Jacobs became a Director on December 4, 2024.

3.	Jeffrey Guzy. Mr. Guzy was appointed as a Director on May 3, 2007. Mr. Guzy is deemed an “Independent Director” under applicable standards.

4.	Jeffrey Postal. Mr. Postal has been a Director since January 2004 and resigned December 6, 2024.

5.	George Wolf was appointed as a Director on January 13, 2022, and resigned December 6, 2024.

Directors appointed in 2025:

1.	Warner Session was appointed as a Director on January 9, 2025. He is deemed to be an independent director based on NASDAQ guidelines.

2.	Brian Rosen was appointed as a Director on January 20, 2025 and on February 24, 2025, Mr. Rosen was appointed as a member of the Audit Committee. Mr. Rosen is a non-employee director but is not deemed to be independent due to a business relationship with a company controlled by Alexander Jacobs, Company’s Chief Executive Officer and affiliated with Coppermine.

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

DIRECTOR PROFILES

Stewart Wallach, Age 74, former Chief Executive Officer and Chairman of the Board of Directors since April 23, 2007, a director of the Company since September 22, 2006, and the founder and Chief Executive Officer and Chairman of the Board of Directors of Capstone Industries, Inc., a wholly owned subsidiary, and principal operating subsidiary of the Company since September 20, 2006. Mr. Wallach is an American entrepreneur and has founded and operated a number of successful businesses over his 35-year career. Over the past 17 years, Mr. Wallach has been focused on technology-based companies in addition to consumer product businesses, the field in which he has spent most of his career. Prior to founding Capstone Industries, Inc., he sold Systematic Marketing, Inc., which designed, manufactured, and marketed automotive consumer products to mass markets, to Sagaz Industries, Inc., a leader in these categories. He served as President of Sagaz Industries, Inc. for 10 years before forming Capstone Industries, Inc. In 1998, Mr. Wallach co-founded Examsoft Worldwide, Inc. (“Examsoft”), which developed and delivered software technology solving security challenges of laptop-based examinations for major educational institutions and state bar examiners.

Mr. Wallach remained chairman of Examsoft until it was acquired in late 2009. Mr. Wallach has designed and patented a number of innovations over the span of his career and has been traveling to China establishing manufacturing and joint venture relationships since the early 1980s.

Alexander Jacobs, Age 53, Chief Executive Officer and Director appointed on December 4, 2025, Mr. Jacobs has spent 30+ years as a serial entrepreneur starting and operating several companies across many different industries from apparel to sports complexes.    Over the past few decades, Alex has employed over 1,000 people and has sold over $100,000,000 of products and services in the following companies he founded: Chesapeake Design Works Inc., Inkworks Inc., Brandmark Inc. and the Coppermine ecosystem.   www.gocoppermine.com

In 2011, Alex started Coppermine, a privately held sports complex in Baltimore, Maryland.  Coppermine now serves 35,000 customers per week in 20 locations in Carrol County, Harford County, Baltimore County, Baltimore City, and Anne Arundel County.   Coppermine has become one of the largest sports operators in the Mid-Atlantic region for the offering programs in karate, soccer, lacrosse, dance, gymnastics, football, baseball, squash, tennis, pickleball, baseball, aquatics, health & fitness, summer camps, birthday parties and more.

Jeffrey Guzy, Age 73. Director. He was appointed to the Company’s Board of Directors on May 3, 2007. He serves as Chairman and Chief Executive Officer of CoJax Oil and Gas Corporation, an SEC reporting company. Mr. Guzy is an outside director of Leatt Corporation, an SEC reporting company (OTCQB: LEAT). Mr. Guzy served, from October 2007 to August 2010 as President of Leatt Corporation. Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of public company, Purebase Corporation (OTC.PUBC), and as an independent director and chairman of the audit committee and the corporate governance committee of Blue Star Foods Corporation (OTC.BSFC) a public company.

Profiles of Directors who resigned on December 6, 2024:

Dr. Jeffrey Postal, Age 68. Director. He has served as a director of the Company since January of 2004. Dr. Postal presently is a businessman and entrepreneur in the Miami, Florida region. Dr. Postal owns, founded or funded numerous successful businesses over the last few years, including but not limited to: Sportacular Art, a company that was licensed by the National Football League, Major League Baseball and National Hockey League to design and manufacture sports memorabilia for retail distribution in the U.S; Co-Owner of Natures Sleep, LLC, a major distributor of Visco Memory Foam mattresses, both nationally and internationally; Dr. Postal is a Partner in Social Extract, LLC, a Social Media company offering consulting services to many major companies in the U.S.; Dr. Postal is the principal investor of Postal Capital Funding, LLC, a private investment fund whose mission is to find undervalued/under capitalized companies and extend funding to them in exchange for equity and/or capital consideration; and Dr. Postal is the founder of Datastream Card Services, a company that provides innovative billing solutions to companies conducting business on the internet.

George Wolf, Age 75. Mr. Wolf has provided sales and business development consulting services to the Company since 2014. Prior to Mr. Wolf providing these consulting services, he served as President and Chief Executive Officer of Systematic Development Group, LLC from 2010 into 2014, President and Chief Executive Officer of ExamSoft Worldwide, Inc. (1998 – 2009) and as Executive Vice President of Sagaz Industries, Inc. (1986 – 1997).

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

Profile of Directors appointed in January 2025

Warner Session, Age 70, Director. He was appointed to the Company’s Board of Directors on January 9, 2025. He owns the Session Law Firm, P.C., specializing in real estate, corporate transactions, government procurement, and relations. He also owned Session Title Services, LLC, a title insurance and settlement company. Mr. Warner has worked for the U.S. House of Representatives as Staff Director and Counsel, overseeing airline safety, minority business participation, and drafting legislation and reports. Mr. Warner has managed residential and commercial transactions, drafted condominium documents, and is affiliated with various professional organizations including the DC Building Industry Association, DC Chamber of Commerce and DC Land Title Association.   Warner is a former Chairman of the Metropolitan Washington Airports Authority (Dulles and National Airports) and is current a Trustee at the University of the District of Columbia.

Brian Rosen, Age 56, Director.  He was appointed to the Company’s Board of Directors on January 20, 2025.  He served as Senior Vice President of Global Government Affairs, Market Access, and Advocacy for Novavax, Inc, an SEC reporting company.  Mr. Rosen received his juris doctorate from Hofstra University School of Law and a Bachelor of Arts degree from Tufts University.  Mr. Rosen previously served as Senior Vice President of commercial strategy for Novavax, and has more than 25 years of biotech, legal, and patient advocacy experience with the vast majority engaged in government affairs, advocacy, reimbursement, and policy work. Prior to Novavax, Mr. Rosen was most recently the Chief Policy, Advocacy and Patient Access Officer for the Leukemia & Lymphoma Society, where he oversaw all legislative and regulatory efforts and the delivery of patient services nationwide. Previously, he developed and ran the government affairs, policy, and alliance development functions for MedImmune, Inc, which was subsequently acquired by AstraZeneca, a publicly held company. Mr. Rosen currently serves on the board of directors of Learning Undefeated, a nonprofit organization that provides STEM education and workforce development to underserved communities.

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy. An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors. In fiscal year 2025, all Directors attended the (5) five board meetings.

ROLE OF THE BOARD OF DIRECTORS IN CORPORATE GOVERNANCE

The Board of Directors is responsible for overseeing the Chief Executive Officer and other senior management in order to assure that such officers are competent and ethical in running the Company on a day-to-day basis and to assure that the long-term interests of the stockholders are being served by such management. The Directors must take a pro-active focus and approach to their obligation in order to set and enforce standards to ensure that the Company is committed to business success through maintenance of the highest standards of responsibility and ethics. The Company has adopted a Code of Ethics, which is posted on http://capstonecompaniesinc.com. The contents of the Company Website are not incorporated herein by reference and that Website provided in this Report is intended to be an inactive textual reference only. Since appointment of Alexander Jacobs as Company’s Chief Executive Officer, Chairman of the Board of Director, Stewart Wallach, has assumed executive management responsibility for Connected Chef product licensing as well as for cybersecurity oversight.

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company’s Independent Registered Public Accounting Firm, evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2025 were Jeffrey Guzy and Brian Rosen. The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ standards. The Board of Directors has determined that Mr. Guzy qualifies as an “Audit Committee Financial Expert” as defined under applicable SEC rules and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act. Mr. Rosen is deemed to possess the skills and experience to perform his duties as an Audit Committee member. Mr., Rosen is not deemed to be an “Independent Director” under SEC and NASDAQ standards due to a business relationship with a company controlled by Company’s Chief Executive Officer Alexander Jacobs and affiliated with Coppermine.

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

In this context, the Audit Committee hereby reports as follows:

1)	Company’s management has represented to the Audit Committee that the 2025 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for year 2025 with Company’s management and the independent registered public accounting firm.

2)	The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, Stephano Slack LLC, required by the PCAOB and has discussed with Assurance Dimensions, their independence.

3)	Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Commission on March 31, 2026.

The foregoing report is provided by the undersigned Chairman of the Audit Committee.

/s/Jeffrey Guzy

Jeffrey Guzy, Chairman of Audit Committee

COMPENSATION AND NOMINATION COMMITTEE (“Compensation and Nomination Committee”)

Company’s Compensation and Nomination Committee is currently composed of two members (both Company directors): Mr. Jeffrey Guzy and Mr. Warner Session. Only Mr. Guzy, who serves as Chairman of the Compensation and Nomination Committee, is “independent” within the meaning of the NASDAQ Marketplace Rules.

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

DIRECTOR MEETINGS IN FISCAL YEAR 2024

The Board of Directors had (5) five official meetings in 2025. During 2025, all Directors attended 75% or more of the Board meeting, which were held during the period of time that such person served on the Board or such committee.

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

Stewart Wallach, as Chairman of the Board and as former CEO, has managed the Connected Chef licensing program in 2025 and into 2026 and handles cybersecurity oversight duties.

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

Board of Director – 2025 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach	$—	—	—
Jeff Guzy	$—	—	—
Warner Session	$—	—	—
Brian Rosen	$—	—	—
Alexander Jacobs (2)	$—	—	—

(1)	The individuals listed were appointed to the Board of Directors for 2025-2026.
(2)	As a Company Employee, this Director did not receive compensation for participating as a Director on the Board.

On July 5, 2022, the Company approved the suspension of cash compensation for services as a director and services as a member of the Audit Committee, Compensation and Nomination Committee for independent directors until further notice.

Independent Directors. The Board of the Company is typically comprised five directors, one of whom is an independent director under the listing standards of quotation systems like The NASDAQ Stock Market in 2025. With the appointment of Warner Session to the Board on January 9, 2025, the Company has two independent directors under the listing standards of quotation systems like The NASDAQ Stock Market. Although we have D&O insurance, the Company was generally unsuccessful in recruiting independent directors in the past, which we believe was caused by the financial condition of the Company, its status as a microcap and penny stock company. This is a problem commonly faced by micro-cap, “penny stock” companies like our Company.

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

Shareholder nominations of director candidates must satisfy the following notice requirements and deadlines: The nomination must be received by the Company not later than (i) in the case of an annual meeting, one hundred twenty (120) days prior to the anniversary date of the Company’s proxy statement relating to the immediately preceding annual meeting or date of immediately preceding election of directors by written consent, and (ii) in the case of a special meeting, the close of business on the tenth day following the date on which the Company first makes public disclosure of the date of the special meeting. Each notice given by such shareholder shall set forth: (A) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (B) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting (or if the record date for such meeting is subsequent to the date required for such shareholder notice, a representation that the shareholder is a holder of record at the time of such notice and intends to be a holder of record on the record date for such meeting), setting forth the number and class of shares so held, and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (C) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (D) such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had each nominee been nominated, or intended to be nominated, by the Board and (E) the consent of each nominee to serve as a director of the Company if so elected.

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Alexander Jacobs, age 53, was appointed as Chief Executive Officer and President of the Company on December 4, 2024.

2.	Dana Eschenburg Perez, age 48, was engaged as a consultant to perform the duties of Chief Financial Officer on January 1, 2023. She was appointed as Chief Financial Officer on March 27, 2023.

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

For fiscal year 2025, Dana Perez, an independent contractor filed a Form 3 on August 19, 2025, because she performs financial services for the Company as a fractional chief financial officer and filed in the event that she is deemed to be obligated to make the filing. Ms. Perez is not an employee and has not been appointed as an officer of the Company. The Form 3 filing was a pre-cautionary filing.

The Company adopted an EDGAR SEC Filing Code Policy in fiscal year 2024 to assist directors and officers in timely filing of Form 3, Form 4 and Form 5 filings.

Item 11. Executive Compensation.

Role of Management

In fiscal year 2025, the compensation of management was nominal or deferred. The Company believes that it is important to have our Chief Executive Officer’s input in the design of compensation programs for his direct reports. The Chief Executive Officer reviews his direct reports’ compensation programs annually with the Committee, evaluating the adequacy relative to the marketplace, inflation, internal equity, external competitiveness, business and motivational challenges and opportunities facing the Company and its executives. In particular, he considers base salary a critical component of compensation to remain competitive and retain his executives. All final decisions regarding compensation for the Chief Executive Officer’s direct reports listed in the Summary Compensation Table are made by the Compensation Committee. The Chief Executive Officer does not make recommendations with regard to his own compensation.

Role of the Compensation Consultant

While we may consult industry sources on compensation for executives, we have not engaged a consultant to analyze our compensation levels.

Compensation Components

For 2025, the principal components of compensation for each named executive officer (“NEO(s)”) were:

●	base salary.

●	annual incentive.

●	long-term incentive compensation (restricted stock awards); and

●	perquisites and other benefits.

Due to the financial condition of the Company, cash compensation has been deferred since 2024 - See “Salary Deferrals” below.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Alexander Jacobs	2025	$1	$—	$—	$—	$—	$1
Chief Executive	2024	1	$—	$—	$—	$—	$1
Officer (2, 3, 4, 5)

Stewart Wallach,	2025	$—	$—	$—	$—	$—	$—
Chief Executive	2024	$126,873	$—	$—	$—	$—	$126,873
Officer (1, 2, 3, 4,)	2023	$301,521	$—	$—	$—	$—	$301,521

Dana Eschenburg Perez	2025	$57,193	$—	$—	$—	$—	$57,193
Chief Financial Officer (2,3)	2024	$54,433	$—	$—	$—	$—	$54,433
	2023	$49,700	$—	$—	$—	$—	$49,700

Footnotes:

(1) On February 5, 2023, the Company extended Stewart Wallach’s Employment Agreement, whereby Mr. Wallach will be paid $301,521 per annum, however the salary was deferred indefinitely. On July 1, 2024, salary deferral for Stewart Wallach ceased, per the Board of Directors resolution.

(2) The Company has no non-equity incentive plans.

(3) The Company has no established bonus plan.

(4) On December 4, 2024, Alexander Jacobs was named the Company’s CEO and Stewart Wallach resigned, with Mr. Wallach remaining as Chairman of the Board.

(5) Mr. Jacobs was agreeable to a base salary of one dollar per year, due to the financial constraints of the Company.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of the Company’s median employee to the annual total compensation of Alexander Jacobs, the Company’s Chief Executive Officer and President. We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with the requirements of Item 402(u) of Regulation S-K. For the fiscal year ended December 31, 2025:

●	The median of the annual total compensation of all employees of the Company, except the Chief Executive Officer and President, was $57,193;

●	The annual total compensation of the Company’s Chief Executive Officer and President was $1;

●	The ratio of the median of the annual total compensation of all Company employees, other than the Company’s President and former Chief Executive Officer, to the annual total compensation of the Company’s President and Chief Executive Officer was skewed due to the Chief Executive Officer compensation at $1 due to the financial condition of the Company.

Pay versus Performance Table

Name	Year	Summary Compensation Table Total for Principle Executive Officer (“PEO”)	Compensation Actually Paid to PEO	Average Compensation actually paid to Non-PEO named executive officers	Total Shareholder Return	Net Loss
Alexander Jacobs, Chief Executive Officer	2025	$1	$1	$57,193	-1%	$(920,168)
Alexander Jacobs, Chief Executive Officer	2024	$1	$1	$54,432	-1%	$(962,384)
Stewart Wallach, former Chief Executive Officer	2024	$126,873	$126,873	$54,432	-1%	$(962,384)

The Company chose December 31, 2025, as the date for determining the employee population used to identify the median employee. The Company used amounts paid to the Chief Financial Officer to identify the median employee because the Company does not widely distribute annual equity awards to employees and because this measure approximately reflects the total annual compensation paid in 2025 as the Company reduced the workforce significantly in 2024 and 2025. The Company calculated the median employee’s and the Chief Executive Officer’s annual total compensation consistent with the disclosure requirements for the Summary Compensation Table. For purposes of this calculation, the median employee’s annual total compensation consisted of wages, premium pay (including overtime and holiday pay), paid time off, non-equity incentive plan compensation, change in pension value and retirement plan contributions.

Compensation Peer Review

To better review the compensation practices of similar companies (“peer group companies”), the Company has from time to time in the past reviewed the median compensation levels of companies of peer group companies as a reference point for determining the competitiveness of the Company’s compensation of its principal executive officers. No peer group companies review was conducted in 2025 due to the financial condition of the Company.

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

EMPLOYMENT AGREEMENTS

Alexander Jacobs, Chief Executive Officer

Due to the financial condition of the Company, Mr. Jacobs agreed to a base salary of $1 per year with his appointment to Chief Executive Officer in December 2024.

Dana Eschenburg Perez, Chief Financial Officer

The February 5, 2020, Consulting Agreement with Ms. Perez, was filed by the Company as an exhibit to Report Form 8-K on March 28, 2023. The Consulting Agreement was extended in 2026 and filed by the Company as an exhibit to Report Form 8-K on January 12, 2026.

Salary Deferrals

Effective September 1, 2020, through June 30 2024, Mr. Wallach’s salary, as former CEO, was deferred. Accrual of salary ceased July 1, 2024.

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

Employment Agreement:

On December 4, 2024, Stewart Wallach resigned, and Alexander Jacobs became the Chief Executive Officer of the Company. Mr. Jacobs does not have an employment agreement as of the date of the filing of this Form 10-K.

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY (1)

As of December 31, 2025

Name	No. of Shares Underlying	% of Total Options Granted Employees in 2025	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Granted in 2025
Alexander Jacobs	—	—	—	—	—
Dana Eschenburg Perez	—	—	—	—	—

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2024	—	—	—	—	—
Former Chief Executive
Officer

Alexander Jacobs	2025	—	—	—	—	—
Chief Executive	2024	—	—	—	—	—

Dana Eschenburg Perez	2025	—	—	—	—	—
Chief Financial Officer	2024	—	—	—	—	—

Footnotes:

(1)	There were no equity awards, no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2025 TABLE

OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Alexander Jacobs	—	—	—
Dana Eschenburg Perez	—	—	—

Footnotes:

(1)	The Company does not have any stock awards for the years specified for the above-named senior officers.

2025 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Alexander Jacobs	—	—
Dana Eschenburg Perez	—	—

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

Item 12. Security of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 31, 2025, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or “Common Stock”. The table below sets forth, as of March 31, 2025, (“Record Date”), certain information $0.0001 par value per share, or “Common Stock” information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. There were 48,826,864 shares of Common Stock outstanding as of March 31, 2025.

NAME, ADDRESS & TITLE	STOCK OWNERSHIP	% OF STOCK OWNERSHIP	SHARES - COMMON STOCK ISSUABLE UPON CONVERSION	STOCK OWNERSHIP AFTER CONVERSION -ALL OPTIONS, WARRANTS & THOSE EXERCISEABLE WITHIN NEXT 60 DAYS	% OF STOCK OWNED AFTER CONVERSION – OPTIONS, WARRANTS INCLUDES EXERCISEABLE WITHIN THE 60 DAYS	OPTIONS & WARRANTS VESTED	OPTIONS & WARRANTS EXPIRED	OPTIONS, WARRANTS NOT VESTED
Stewart Wallach, CEO, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441	9,831,745	20.1%	19,096,623	28,928,368	42.1%	—	1,515,556	—

Dana Eschenburg Perez, CFO, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441	—	—%	133,320	133,320	0.2%	—	—	—

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	52,800	0.01%	133,320	186,120	0.3%	4,144	900,000	—

ALL OFFICERS & DIRECTORS AS A GROUP	9,884,545	20.2%	19,363,263	29,247,808	42.9%	4,144	2,415,556	—

Notes to Table.

(1)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Mr. Wallach’s ownership of common stock in the table does not include 19,496,583 shares issuable upon conversion of Series B-1 Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Controlling Stockholders. As of the date of the filing of this Form 10-K report, no stockholder owns or controls more than 50% of the voting power of the Company. Chairman of the Board Stewart Wallach and former Director Jeffrey Postal own in the aggregate approximately 38.6% of the issued Common Stock.

Mr. Postal and Mr. Wallach own shares of Series B-1 Preferred Stock. If Stewart Wallach and Group Nexus, LLC, which is controlled by Mr. Wallach, convert all of the shares of Series B-1 Preferred Stock received under their cancellation agreements of debts owed to them, and after the expiration of a lock-up restriction imposed on the Series B-1 Preferred Stock, and assuming no sales or transfers of shares of Common Stock or shares of Series B-1 Preferred Stock, then Mr. Wallach would control a total of 28,928,368 shares of Common Stock.

If Jeffrey Postal converts all of the shares of Series B-1 Preferred Stock received under his cancellation agreement after the lock-up period imposed on the Series B-1 Preferred Stock, and assuming no sales or transfers of shares of Common Stock, then Mr. Postal would own or control a total of approximately 21,748,603 shares of Common Stock.

The aggregate ownership of Common Stock, including shares issued upon conversion of the Series B-1 Preferred Stock, would result in Mr. Wallach with approximately 42% of the issued shares of Common Stock and Mr. Postal with approximately 26% of the issued shares of Common Stock.

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

During 2024 through 2026, the Company has borrowed working capital from Coppermine, of which, Alexander Jacobs is also the Chief Executive Officer. Total borrowings from Coppermine total $530,000 as of the date of this Form 10-K.

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

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy and Mr. Warner Session, are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees & Services

The following is a summary of the fees billed to date by Stephano Slack, LLC for professional services rendered for the year ended December 31, 2025:

	2025	2024
Audit Fees	$25,647	$—
Tax Fees	—	—
Total	$25,647	$—

The following is a summary of the fees billed to date by Assurance Dimensions CPA, for professional services rendered for the years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees	$30,900	$47,378
Other Fees	—	—
Total	$30,900	$47,378

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

The Audit Committee pre-approved 100% of the Company’s 2025 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC’s final pre-approval rules.

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

3.1	Articles of Incorporation of CHDT Corp. Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.

3.1.1	Amended and Restated Articles of Incorporation of Capstone Companies, Inc. Incorporated by reference to Exhibit 3.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on July 14, 2009.

3.1.1.1	Amendment to Amended and Restated Articles of Incorporation of Capstone Companies, Inc., as filed with Florida Secretary of State on June 8, 2016. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on June 8, 2016.

3.2	By-laws of Capstone Companies, Inc. Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.

4.6	Description of Capstone Companies, Inc. Securities as of December 31, 2021

10.01	Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2020, filed by Capstone Companies, Inc with the Commission on March 30, 2020.

10.02	Consulting Agreement by Capstone Companies, Inc. and Eschenburg Perez CPA, LLC, dated January 12, 2026.

10.03	Financial Services Agreement dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. Incorporated by reference to Exhibit 10.18 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.
14	Code of Ethics Policy. Exhibit 14 of the Capstone Companies, Inc. Form 8-K, as filed with the Commission on March 22, 2018.

19	Insider Trading Policy, dated February 25, 2025

21.1	Subsidiaries of Capstone Companies, Inc. ^

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Alexander Jacobs, Chief Executive Officer^

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Dana Eschenburg Perez, Chief Financial Officer^

32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Alexander Jacobs, Chief Executive Officer. ^

32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Dana Eschenburg Perez, Chief Financial Officer^

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note: CHDT Corp. is a prior name of Capstone Companies, Inc.

^ Filed Herein.

Item 16. Form 10-K Summary. Not Applicable.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 31st day of March 2026.

CAPSTONE COMPANIES, INC.

Dated: March 31, 2026

By:	/s/ Alex Jacobs

Alex Jacobs

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach

Stewart Wallach

Chairman

March 31, 2026

/s/ Jeffrey Guzy

Jeffrey Guzy

Director

March 31, 2026

/s/ Warner Session

Warner Session

Director

March 31, 2026

/s/ Brian Rosen

Brian Rosen

Director

March 31, 2026

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capstone Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and subsidiary (the “Company”) as of December 31, 2025 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced a net loss and negative cash flows from operations for the year ended December 31, 2025, which raises substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capstone Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. (the Company) as of December 31, 2024 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AbitOs Advisors, LLC (“AbitOs Advisors”), provide professional services. AD LLC and AbitOs Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AbitOs Advisors provide tax and business consulting services to their clients. AbitOs Advisors, and its subsidiary entities are not licensed CPA firms.

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AbitOs Advisors, LLC (“AbitOs Advisors”), provide professional services. AD LLC and AbitOs Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AbitOs Advisors provide tax and business consulting services to their clients. AbitOs Advisors, and its subsidiary entities are not licensed CPA firms.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets:
Current Assets:
Cash	$39,122	$15,850
Prepaid expenses	19,983	20,455
Total Current Assets	59,105	36,305

Property and equipment, net	—	28,647
Goodwill	—	773,165
Total Assets	$59,105	$838,117

Liabilities and Stockholders’ Equity (Deficit):
Current Liabilities:
Accounts payable and accrued liabilities	$3,854	$300
Notes payable related parties and accrued interest	514,320	180,760
Total Current Liabilities	518,174	181,060

Long-Term Liabilities:
Deferred tax liabilities -long-term	—	195,958
Total Liabilities	518,174	377,018

Commitments and Contingencies ( Note 4)

Stockholders’ Equity (Deficit):
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding 765,075 Shares at December 31, 2025, and December 31, 2024 (Liquidation Preference $767,075)	77	77
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, 49,643,031 shares issued and 48,826,864 shares outstanding at December 31, 2025 and December 31, 2024.	4,884	4,884
Treasury stock, 816,167 shares of common stock at cost	(119,402)	(119,402)
Additional paid-in capital	12,335,140	12,335,140
Accumulated deficit	(12,679,768)	(11,759,600)
Total Stockholders’ Equity (Deficit)	(459,069)	461,099
Total Liabilities and Stockholders’ Equity (Deficit)	$59,105	$838,117

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024

Revenues, net	$—	$143,269
Cost of sales	—	(38,019)
Gross Income	—	105,250

Operating Expenses:
Sales and marketing	—	17,313
Compensation	—	139,078
Professional fees	196,671	274,559
Product development	2,190	6,233
Other general and administrative	98,868	124,565
Goodwill impairment	773,165	539,317
Total Operating Expenses	1,070,894	1,101,065

Operating Loss	(1,070,894)	(995,815)

Other Income (Expense):
Other income, net	—	4
Loss on disposal of equipment	(17,904)	—
Interest expense, net	(27,328)	(90,943)
Total Other Income (Expense), net	(45,232)	(90,939)

Loss Before Income Taxes	(1,116,126)	(1,086,754)

Income Tax Benefit	(195,958)	(124,370)

Net Loss	$(920,168)	$(962,384)

Net Loss per Common Share
Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2025, AND 2024

	Preferred Stock		Preferred Stock				Additional	Treasury
	Series B		Series C		Common Stock		Paid-In	Stock		Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Par value	Deficit	Equity (Deficit)

Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,669,912	816,167	$(119,402)	$(10,797,216)	$(2,241,820)
Issuance of Preferred Stock Series B-1 for cancellation of debt	750,075	75	—	—	—	—	3,665,228	—	—	—	3,665,303
Net Loss	—	—	—	—	—	—	—	—	—	(962,384)	(962,384)
Balance at December 31, 2024	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	(119,402)	$(11,759,600)	$461,099
Net Loss	—	—	—	—	—	—	—	—	—	(920,168)	(920,168)
Balance at December 31, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	$(12,679,768)	$(459,069)

The accompanying notes are an int1e111gra11l part of these consolida$ted finan$cial statement

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(920,168)	$(962,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,742	14,323
Deferred tax expense (benefit)	(195,958)	(124,370)
Loss on disposal of equipment	(17,905)	—
Accrued interest added to note payable related parties	27,329	90,943
Impairment of goodwill	773,165	539,317
Decrease in prepaid expenses	472	1,665
(Increase) decrease in due from related party	—	9,570
(Decrease) increase in accounts payable and accrued liabilities	3,554	141,388
Net cash used in operating activities	(282,959)	(289,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	306,231	268,932
Net cash provided by financing activities	306,231	268,932

Net Increase (Decrease) in Cash	23,272	(20,616)
Cash at Beginning of Year	15,850	36,466
Cash at End of Year	$39,122	$15,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of Preferred Stock B-1 for cancellation for debt	$—	$3,665,303

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2025, and 2024, include the accounts of the parent entity and its wholly-owned subsidiaries. All intra-entity transactions and balances have been eliminated in consolidation.

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

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd (“CIHK”) which provides support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company’s other subsidiaries. With the shift of manufacturing to Thailand from China, the CIHK operation was downsized and dormant as of March 2022 and dissolved as of the date of this Form 10-K.

LED Lighting Product Line. The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years and, as such, revenues for the LED product line have declined significantly from previous years. From time to time, the Company receives orders from one distributor which the Company will fulfill., but in 2023 the Company ceased to promote the LED Lighting product line as its primary business line.

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

Connected Chef Product Line. During 2023, the Company developed the Connected Chef (“Connected Chef”), a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The ability of the Company to promote any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors, which the Company was unsuccessful in obtaining since 2023.  On March 21, 2025, the Company executed a license agreement (the “License Agreement “) with a company (“Licensee”) based in the United Kingdom. The Licensee received a limited, exclusive, non-transferable, worldwide license to promote, market, sell, distribute, produce and manufacture Connected Chef. Under the License, the Company would receive a license fee of $15 for each Connected Chef sold and received by a buyer. Promotion, marketing and sale of the Connected Chef is subject to finalizing production arrangements with the contract manufacturer of the Connected Chef. The term of the License Agreement was 5 years plus one (1) year, post-termination extension was to permit sell off of any inventory. During the first week of November 2025, the Company was advised by the Licensee that the prospective Chinese OEM would not produce the Connected Chef because it was developed by an American company. Consequently, the Company and Licensee ended the License Agreement in the first week of November 2025. The Company is not considering further efforts to license the Connected Chef as of the date of the fling of this Form 10-K, but the Company may reconsider efforts to license. The Company received no license revenue during 2025.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Health, Fitness and Social Business Development. The following section discusses Company’s efforts to develop a business line in the HFS industry in 2025, which efforts have not produced a new business line or operation in fiscal year 2025 or in the first fiscal quarter of 2026. These efforts have been suspended in March 2026 for the 90-day ‘no shop’ period as described in “eBliss Note”, See Note 8 – Subsequent Events.

During 2024, the Company commenced its business development efforts focused on year-round health, fitness and social activities business at facilities that would be owned, leased or operated by the Company (this business line being referred to as “HFS” or “HFS business”). The Company started this initiative due to the popularity of sports like pickle ball and flag football, health, fitness and social activities at dedicated facilities are being developed nationwide and interactions with Coppermine Ventures, LLC, a private Maryland limited liability company that operates through its subsidiaries HFS operations in Maryland, (“Coppermine”). Coppermine provided working capital to the Company beginning in 2024 and through 2025 and 2026 under an unsecured promissory note and amendments thereto with the managing member of Coppermine, Alexander Jacobs, becoming Chief Executive Officer and a director of the Company in December 2024. The expertise of Mr. Jacobs in HFS industry enhanced the ability of the Company to identify and evaluate any HFS industry opportunities. While the possibility of cooperative business activities by Coppermine and the Company were discussed from time to time in 2024 and 2025, and may be revisited in fiscal year 2026, if circumstances warrant such discussions, no legally binding agreements or actual cooperative efforts developed (other than an initial proposal for the Company developing a customer management software system for Coppermine operations), the only transactions between Coppermine and the Company to date have been working capital funding by Coppermine of the Company and the Management Transition Agreement, dated October 31, 2024, between Coppermine and the Company.

The Company’s business concept in its HFS business development concept has been to feature indoor and outdoor pickle ball courts as a primary attraction, but also to offer other sports and entertainment-social events in order to attract customers year-round and morning-to-evening and also to attract league, tournament and corporate events. The Company was unable in 2025 to locate a suitable HFS industry opportunity or to secure working capital funding to enable consummating a HFS industry opportunity.

In furtherance of the HFS business development efforts, the Company entered into a Management Transition Agreement, dated October 31, 2024, with Coppermine to identify and nominate a chief executive officer and two board members for the Company as a management team to focus on development of the health, fitness and social business line. Coppermine operates a successful and growing health, fitness and sports business in the State of Maryland. On December 4, 2024, the Company employed Alexander Jacobs as Company’s Chief Executive Officer, in order to assist the HFS business development. Mr. Jacobs is the founder, senior executive and owner of Coppermine. On January 20, 2025, the Company’s Board of Directors (“Board”) appointed Brian Rosen, a nominee of Coppermine, as a non-employee director of the Company. Mr. Rosen has a business relationship with Coppermine. The Company also appointed Warner Session, a Washington, D.C. real estate lawyer and lobbyist, as an independent director to the Board on January 9, 2025, in order to assist in the Company’s efforts to develop the health, fitness and social business line. Mr. Session’s experience and skills in real estate transaction and funding and lobbying are deemed as important skill sets for the HFS business. These appointments were intended to assist in evaluation of potential business development opportunities and to expand the potential network for locating opportunities.

On March 13, 2025, the Company entered into a Memorandum of Understanding (“MOU”) with Coppermine whereby the Company would produce a development plan (“Plan”) for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed HFS business facilities in the State of Maryland (“Facilities”). Work under the MOU was suspended in 2025 due to Coppermine re-evaluating its customer management program management.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has explored development or acquisition of a new business line. As of the filing of this report, the Company has not identified a new business line that could, in the judgment of the Company, attract working capital funding to sustain company operations, or provide sufficient operating revenues to sustain Company operations through 2026. The Company is continuing efforts to locate a new business line in case efforts to internally establish a new product line do not succeed. The financial condition of the Company and low market price of its Common Stock adversely affects the Company’s ability to acquire or fund a new business line.

The Company’s operations consist of one reportable segment for financial reporting purposes: Consumer Home Goods.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the year ended December 31, 2025, the Company used cash in operations of $282,959 and generated net operating losses of $1,070,894. As of December 31, 2025, the Company had a working capital deficit of $459,069 and an accumulated deficit of $12,679,768. Management believes that the existing cash as of December 31, 2025, will not be sufficient to fund operations for at least the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The Company will need to source additional capital through further debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain directors have provided necessary funding including a working capital line to support the Company’s cash needs through this period of revenue development, but this funding is limited in amount and frequency. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentrations of Credit Risk

Cash is deposited with major banks in the United States. From time to time, such deposits may be in excess of insured limit. Generally, the FDIC limit per bank is $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of prepaid insurance, public company listing fees and investor relation services. As of December 31, 2025 and 2024, prepaid expenses were $19,983 and $20,455, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful Life	December 31, 2025	December 31, 2024
Machinery and equipment	3 years	—	42,970
Less: Accumulated depreciation		—	(14,323)
Property and Equipment, Net		$—	$28,647

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

In 2023, the Company invested $42,970 in a manufacturing mold for the Connected Chef. In 2025, the Company disposed of the manufacturing mold and recorded a loss of $17,904 on disposal of equipment, as represented in the consolidated statement of operations.

Depreciation and amortization expense was $10,742 and $14,323 for the years ended December 31, 2025 and 2024, respectively.

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

Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. During the annual analysis of goodwill, management determined the fair value of the single reporting unit was less than the carrying value of the Company, as such, management wrote-off the remaining goodwill and recognized an impairment charge of $773,165. As of December 31, 2024, management had recorded an impairment charge of $ $539,317.

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

Level 3: Significant unobservable inputs.

The carrying amounts of cash, prepaid expenses, accounts payable and accrued expenses, a approximate their fair value due to their short-term nature.

The carrying amounts of the Company’s debt approximates fair value as the stated interest rates are consistent with current market rates for similar instruments.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of December 31, 2025, and 2024. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2025 and 2024, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 8,288 options and 199,733 warrants for 2025, and 208,288 options and 199,733 warrants for 2024.

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$—	—%	$57,829	40%
Smart Mirror Products- U.S.	—	—%	85,440	60%
Total Revenue	$—	—%	$143,269	100%

We provide our Smart Mirror and Lighting Product customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally we may receive back residual inventory. No residual inventory has been received as of December 31, 2025 and 2024.

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

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $0 and $850 for the years ended December 31, 2025 and 2024, respectively.

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

We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue. The Company did not record a warranty liability as of December 31, 2025 and 2024.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expenses were $0 and $120 for the years ended December 31, 2025, and 2024, respectively.

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

For the year ended December 31, 2025 and 2024, product development expenses were $2,190 and $6,233, respectively. Product development expenses for 2024 and 2025 were related to the maintenance of the Connected Chef.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $77 and $13,193 for the years ended December 31, 2025 and 2024, respectively.

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

Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgement to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities generally for a period of 3 years from the later of each return due date or date filed.

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

Stock-based compensation expense recognized during the years ended December 31, 2025 and 2024 was $0, respectively.

Other Expense

Other expense was $45,232 in 2025 compared to $90,943 in 2024, a decrease of $45,707. Other expense consisted of accrued interest of $27,329 and $90,939 as of December 31, 2025 and 2024, respectively, and $17,904 of loss on disposal of equipment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to valuation of goodwill impairment, valuation of deferred tax assets, and valuation of stock-based compensation. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Historically, past changes to these estimates have not had a material impact on the Company’s consolidated financial statements. However, circumstances could change, and actual results could differ materially from those estimates.

Reclassification

During the year ended December 31, 2025, the Company identified that shares of its common stock previously repurchased and held by the Company met the definition of treasury stock but had not been separately presented within stockholders’ equity in prior periods.

Accordingly, the Company has reclassified these amounts to treasury stock within stockholders’ equity on the consolidated balance sheets and statements of stockholders’ equity for all periods presented. This reclassification resulted in a reduction of additional paid-in capital and a corresponding increase in treasury stock, with no impact on total stockholders’ equity, net loss, or cash flows for the years ended December 31, 2025 and 2024.

The reclassification has been applied retrospectively to the prior period to conform to the current period presentation.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 12, Segment Reporting in the Notes to Consolidated Financial Statements.

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which requires expanded disaggregation of income tax information to enhance transparency and comparability. As a result, the Company now presents a more detailed reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate, including separate disclosure of state and local income taxes, foreign tax effects, tax credits, valuation allowance changes, nondeductible items, and changes in unrecognized tax benefits. The Company also discloses income taxes paid (net of refunds) disaggregated by federal, state, and significant foreign jurisdictions, including any individual jurisdiction that represents 5% or more of total income taxes paid. In addition, the Company now presents pretax income (loss) and income tax expense (benefit) disaggregated between domestic and foreign operations, with separate disclosure for any significant individual foreign jurisdictions. The Company adopted  ASU 2023-09 on a prospective basis; therefore the December 31, 2024 income tax disclosure was not retrospectively adjusted for ASU 2023-09.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of December 31, 2025, the Company did not have cash balances in excess of FDIC insurance limits.

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

Major Vendors

The Company had one vendor from which it purchased 100% merchandise sold during the year ended December 31, 2024.

As of December 31, 2025, and 2024, there were no payables owed to this vendor.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE TO RELATED PARTIES

On October 31, 2024, the Company executed a unsecured promissory note with related party, Coppermine Ventures, LLC (“Coppermine”), to provide $125,914 in working capital funding for daily operations. Coppermine and Capstone share the same CEO, Alex Jacobs. Principal accrues simple interest at a rate of 7 percent per annum, maturing July 31, 2025. The note was amended on January 27, 2025 to increase the principal amounts to $485,163, maturing December 31, 2025 with simple interest of 7 percent per annum. On January 9, 2026 the note was amended for a second time to increase the principle amounts to $558,191, maturing December 31, 2026, maintaining the original interest rate of 7 percent per annum.

As of December 31, 2025 and 2024, the Company had a total of $514,320 and $180,760, of outstanding balance respectively, on the Coppermine promissory note which includes accrued interest of $29,157 and $1,829, respectively. The outstanding principal balances and accrued interest has been presented on the consolidated balance sheet as follows:

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

Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The Company currently has no finance leases.

The rent expense for the year ended December 31, 2025 and 2024, amounted to $900 and $2,485, respectively.

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

NOTE 5 -EQUITY

Warrants

During the years ended December 31, 2025 and 2024, the Company did not issue any warrants. As of December 31, 2025, and 2024, the Company had 199,733 warrants outstanding.

Series “B-1” Preferred Stock

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -EQUITY, continued

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

The B-1 Shares have a liquidation preference of $1.00 per share or $767,075 as of December 31, 2025 and 2024, respectively.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the years ended December 31, 2025 and 2024, the Company did not recognized any stock-based compensation expense related to stock options.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -EQUITY, (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2025, and 2024 and activity for the years then ended.

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2024	408,288	0.456	0.15	1.13	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	(200,000)	0.475	0.17	—	—
Outstanding, December 31, 2024	208,288	0.475	0.14	0.63	—

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	(200,000)	0.435	0.04	—	—
Outstanding, December 31, 2025	8,288	1.448	1.62	0.60	—

Vested/exercisable at December 31, 2025	8,288	1.448	1.62	0.60	—

The aggregate intrinsic value at December 31, 2025 and 2024, is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.01 and $0.03 from the Company’s common stock as of December 31, 2025 and 2024, respectively.

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Number of Options Currently Exercisable
$1.448	8,288	1.60	8,288

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

NOTE 5 - STOCK EQUITY (continued)

During May and June 2022, the Company repurchased 66,167 shares of the Company’s outstanding common stock in the open market. The total purchase cost was $11,662.

On July 7, 2022, the Board of Directors resolved to discontinue the stock purchase agreement.

As of December 31, 2025, a total of 816,167 of the Company’s common stock was repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares was recorded as a reduction of additional paid-in capital.

NOTE 6 - INCOME TAXES

Effective January 1, 2025, the Company adopted ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 enhance the transparency and decision usefulness of income tax disclosures by requiring, among other things, (i) expanded rate reconciliation disclosures with specified categories presented both in dollar amounts and as a percentage of pretax loss, and (ii) disaggregation of income taxes paid (net of refunds) by federal, state and foreign jurisdictions, including separate disclosure of material jurisdictions.

The disclosures for the year ended December 31, 2024 were prepared in accordance with the income tax disclosure requirements of ASC 740-50 prior to the adoption of ASU 2023-09, and are presented in the format previously required.  Accordingly, the 2024 rate reconciliation and related disclosures reflect the previously required categories and disclosure objectives under the prior guidance and are not required to be reformatted under the new standard.

The components of income tax benefit from operations consisted of the following:

	December 31, 2025	December 31, 2024
Current income tax benefit:
U.S. Federal	$(162,365)	$(113,256)
State	(33,594)	(11,114)
Foreign	—	—
Total current tax provision from operations	$(195,959)	$(124,370)
Deferred income tax benefit:
U.S Federal	288,725	19,646
State	81,912	(31,231)
Foreign	—	—
Total deferred income taxes	370,637	(11,585)
Change in valuation allowance	(566,596)	(112,785)
Income tax benefit	(195,959)	(124,370)

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (continued)

The effective income tax rate reconciliation for the year ended December 31, 2025 is presented in accordance with ASU 2023-09 and includes reconciling items required to be separately disclosed if they meet a quantitative threshold of 5% or more of the amount computed by multiplying pretax loss by the applicable U.S. federal statutory income tax rate. Reconciling items below the disclosure threshold are aggregated within “Other”.  The Company’s effective tax rate for the year ended December 31, 2025 differs from U.S. federal statutory rate primarily due to changes in valuation allowances recorded against deferred tax assets and non-deductible expenses.  The Company continues to maintain a full valuation allowance against certain deferred tax assets as realization is more likely than not based on current evidence.

	December 31, 2025
	Amount	% of Pretax Loss
U.S. Federal Statutory Tax Rate	$(234,386)	(21.0)%
Domestic State and Local Income Expense, Net of Federal Income Tax Effect	(48,496)	(4.4)%
Change in valuation allowance	(562,158)	(50.4)%
Reduction in tax attribute in net operating loss for cancellation of debt	665,979	(59.7)%
Expired non-qualified stock option	3,360	0.3%
Other	(20,258)	(1.8)%
Total income tax benefit	$(195,959)	(17.6)%

A reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows for December 31, 2024:

December 31, 2024
U.S Federal Statutory Tax Rate	$(228,218)
Domestic State and Local Income Taxes, Net of Federal Income Tax Effect	3,962
State rate impact of goodwill impairment	(67,819)
Non-deductible items	241,457
Change in valuation allowance	(112,785)
Adjustment to net operating loss	32,522
Other	6,511
Total income tax benefit	$(124,370)

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (continued)

The effective tax rate for the years ended December 31, 2025 and 2024, respectively, was 17.56% and 11.44% for Federal tax and State tax rate was 5.5% in 2025 and in 2024.

Cash Taxes Paid (Net of Refunds Received) in the Current Period

December 31, 2025
U.S. Federal	$—
States *	—
Foreign	—
Total Taxes Paid	$—

* There are no single states that meet the 5% disaggregation threshold.

Pretax loss from continuing operations is disaggregated between U.S. domestic and foreign jurisdictions in accordance with ASU 2023-09 and is presented in the table below for the year ended December 31, 2025.

Income Taxes

Components of pre-tax income:	December 31, 2025
U.S. Domestic	$(1,116,123)
Foreign	—
Total	$(1,116,123)

Deferred tax assets and liabilities as of December 31, 2025 and 2024 consisted of the following:

	Years Ended December 31,
Deferred tax assets:	2025	2024
Accruals and allowances	$—	$(545)
Capitalized research and development	5,535	20,742
Stock based compensation	3,408	7,464
Net operating allowances	1,156,322	1,707,978
	1,165,265	1,735,639
Deferred tax liabilities:
Intangible assets	—	(199,658)
Valuation allowance	(1,165,343)	(1,731,939)
Net deferred tax assets and liabilities	$—	$(195,958)

Deferred tax assets are recognized for deductible temporary differences and net operating loss carryforwards, while deferred tax liabilities are recognized for taxable temporary differences. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply in periods in which those temporary differences are expected to be realized or settled. The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred assets will not be realized. In making this determination, management considers all available positive and negative evidence, including cumulative losses in recent years, the lack of current-revenue generating operations, and uncertainty regarding the timing and level of future taxable income. Based on this evaluation, the Company has concluded that it is more likely than not that its deferred tax assets will not be realized and has therefore recorded a full valuation allowance against its gross deferred tax assets as of December 31, 2025 and 2024.

Deferred tax assets and liabilities are presented on a net basis by jurisdiction. As of December 31, 2024, the Company had a net deferred tax liability of $195,958, primarily related to taxable temporary differences associated with intangible assets. This net deferred tax liability represented a naked credit as the Company’s deferred tax assets were fully offset by a valuation allowance.

During the year ended December 31, 2025, the deferred tax liability associated with intangible assets was eliminated. As a result, the Company recognized an income tax benefit of $195,958 related to the reversal of this liability. This benefit was recorded notwithstanding the full valuation allowance against deferred tax assets, as the valuation allowance does not apply to deferred tax liabilities.

As of December 31, 2025, after netting deferred tax assets and liabilities and considering the full valuation allowance, the Company reports no deferred tax assets or liabilities on its consolidated balance sheet. The Company’s valuation allowance decreased by $566,596 during the year ended December 31, 2025, primarily due to changes in deductible temporary differences and net operating loss carryforwards.

As of December 31, 2025 and 2024, the Company had federal net operating loss carry forwards of $4,586,580 and $6,672,056 and state operating loss carry forwards of $4,445,104 and $7,062,042, respectively. Federal net operating losses generated in tax years beginning before January 1, 2018 generally expire 20 years from the year generated, while federal net operating losses generated in tax years beginning after December 31, 2017 generally may be carried forward indefinitely. The use of post-2017 federal net operating losses is generally limited to 80% of taxable income in any one year .

Income taxes paid are disaggregated by federal, state, and foreign jurisdictions.  Individual jurisdictions are separately disclosed if net payments exceed 5% of total income taxes paid during the period.  No individual state or foreign jurisdiction met this threshold for the year ended December 31, 2025.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits and no charge during 2025, and accordingly, the Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2025.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OPERATING SEGMENTS

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information, allocates resources, and assesses performance on a consolidated basis. Accordingly, the Company has determined that it operates in one reportable segment, which is identified as Consumer Home Goods.

The CODM evaluates segment performance primarily based on segment net loss. The measure of segment net loss includes net revenue and significant operating expenses that are regularly provided to the CODM. The Company’s operations, including sales and marketing, product design and development, and research and development consulting, are managed on a centralized basis.

The following table presents net revenue, significant segment expenses, and segment net loss for the Company’s single reportable segment for the years ended December 31, 2025 and 2024:

	Consumer Home Goods

	December 31, 2025	December 31, 2024
Revenue, net	$—	$143,269
Less: Cost of goods sold	—	38,019
Less:
Sales and marketing	—	17,313
Product development	2,190	6,233
Consultancy fees	—	96,850
Professional fees	196,668	274,559
Other segment expenses	872,036	706,110
Segment net loss	(1,070,894)	(995,815)

Other segment items include operating expenses regularly provided to the CODM that are separately disclosed above
Reconciliation of loss:
Other income	—	4
Loss on disposal of equipment	(17,904)	—
Interest expense	(27,328)	(90,943)
Loss before income taxes	(1,116,126)	(1,086,754)

Other segment expenses include goodwill impairment and other general and administrative expenses. Because the Company has one reportable segment, total segment assets are the same as total consolidated assets as presented in the consolidated balance sheets.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

Amended Related Party Note Payable

On January 9, 2026, the Company entered into an amended and revised unsecured promissory note (“New Note”) with Coppermine. The new note revised the January 25, 2025 note for a commitment of additional working capital of $73,191 during the first quarter of 2026 and an amended principal balance of $558,191 and amended the maturity date to December 31, 2026. The new note is to provide for projected funding needs of the Company to pay for essential corporate maintenance expenses due in the first three fiscal quarters of 2026, necessary to meet the reporting and filing requirements under federal and state securities laws and regulations, maintenance of the quotation of the Company’s Common Stock on the OTC Markets Group QB Venture Market and maintenance of directors’ and officers’ insurance and basic management and accounting operations. The amended principal amount is intended to provide sufficient working capital to maintain the corporate existence of the Company while the executive management continues efforts to develop or acquire a new business line or revenue generating operation. The Company has received $45,000 of the 2026 working capital funding as of the date of filing this Form 10-K.

Renewal of CFO Agreement

On January 9, 2026, the Company renewed Ms. Perez’s contracting agreement for Chief Financial Officer services, commencing January 1, 2026, with services billed at an hourly rate of $275, and ending upon mutual termination by either party, upon a 14-day notice.

Lump Sum Promissory Note

On March 3, 2026, the Company entered into and issued an unsecured Lump Sum Payment Promissory Note (“Note”), which Note provided a working capital loan in the principal amount of $250,000 (“Loan”) from eBliss Global, Inc., a private, early stage Delaware corporation engaged in the developing and producing e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory), (”eBliss”). Funding occurred on March 4, 2026. The interest rate under the Note is seven percent (7%) simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027 (“Maturity Date”). The Company has a fifteen-day cure period if it fails to pay the Principal and accrued interest on the Maturity Date. The Note is unsecured and does not provide for a conversion of debt-to-equity securities.

Purpose of ‘No Shop’ Provision. The Loan is being made to supply working capital to the Company and as partial consideration for a 90-day ‘no shop’ provision in the Note. During the 90 days following the funding of the principal of the Note (“No Shop Period”), the Company will not entertain third party proposals for a merger, business combination, stock or asset acquisition, strategic alliance or joint venture for product development or similar transactions (collectively, “Transactions”) and will cease any third party discussions for any Transactions for the No Shop Period, except that the Company may entertain third party proposals during the last 30 days of the No Shop Period if the Company and eBliss have not signed a definitive agreement or letter of intent for a Transaction during the first 60 days of the No Shop Period and the third party proposal is deemed ‘superior’ to any existing proposal for a Transaction from eBliss, if any. The purpose of the ‘no shop’ provision is to afford the Company and eBliss an opportunity to discuss the possibility and feasibility of a mutually beneficial Transaction by eBliss and the Company and conduct any desired due diligence.

Special Board Committee. In order to conduct and as part of discussions between the Company and eBliss during the No Shop Period, the Company will form a special committee of independent, disinterested Company directors, which committee will consist of Company directors Jeffrey Guzy and Warner Session.