Form 10-Q
period 2026-03-31
CAPSTONE COMPANIES, INC.
filed 2026-05-14
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-28831

CAPSTONE COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

Florida	84-1047159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#144-V, 10 Fairway Drive, Suite 100, Deerfield Beach, Florida 33441
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

As of May 11, 2026, the Company had 49,643,031 shares of Common Stock issued and 48,826,864 outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings in this Quarterly Report on Form 10-Q.

As used in this Form 10-Q Quarterly Report for the fiscal period ending March 31, 2026 (“Form 10-Q Report” or “Form 10-Q”), the following terms have the stated meaning or meanings:

(1)	“Capstone International Hong Kong Ltd” or “CIHK” was a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently in a dormant status.

(2)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI” or “Capstone”

(3)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.

(4)	“China” means People’s Republic of China.

(5)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.

(6)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.

(7)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

(8)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”) and Capstone International H.K Ltd., (“CIHK”).

(9)	Any reference to fiscal year in this Quarterly Report on Form 10-Q means our fiscal year, ending December 31, 2025.

(10)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.

(11)	“OEM” means “original equipment manufacturer.

(12)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface device and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended March 31, 2026. “Form 10-Q” or “Form 10-Q Report” means this Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2026.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

Three Months Ended March 31, 2026

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets:	(Unaudited)
Current Assets:
Cash	$257,040	$39,122
Prepaid expenses	14,957	19,983
Total Current Assets	271,997	59,105

Total Assets	$271,997	$59,105

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable and accrued liabilities	$3,957	$3,854
Notes payable related party and accrued interest-current	568,084	514,320
Note payable unrelated party and accrued interest-current	251,294	—
Total Current Liabilities	823,335	518,174

Total Liabilities	823,335	518,174

Commitments and Contingencies: (Note 4)

Stockholders’ Deficit:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 765,075 shares at March 31, 2026 and December 31, 2025 (Liquidation Preference $765,075)	77	77
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued 49,643,031 and outstanding 48,826,864 shares at March 31, 2026 and December 31, 2025.	4,884	4,884
Additional paid-in capital	12,335,140	12,335,140
Accumulated deficit	(12,772,037)	(12,679,768)
Less: Treasury stock, at cost (816,167 shares at March 31, 2026 and December 31, 2025)	(119,402)	(119,402)
Total Stockholders’ Deficit	(551,338)	(459,069)
Total Liabilities and Stockholders’ Deficit	$271,997	$59,105

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues, net	$—	$—

Operating Expenses:
Professional fees	67,404	78,434
Product development	—	125
Other general and administrative	14,806	28,236
Total Operating Expenses	82,210	106,795
Operating Loss	(82,210)	(106,795)

Other Expenses:
Interest expense, net	(10,059)	(4,284)
Total Other Expenses, net	(10,059)	(4,284)

Loss Before Income Taxes	(92,269)	(111,079)

Income Tax Expense	—	—

Net Loss	$(92,269)	$(111,079)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND MARCH 31, 2025

(Unaudited)

	Preferred		Preferred
	Stock Series B		Stock Series C		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Amount	Deficit	(Deficit)
Balance at December 31, 2024	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	$(11,759,600)	$461,099
Net Loss	—	—	—	—	—	—	—	-	-	(111,079)	(111,079)
Balance at March 31, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(11,870,679)	350,020

Balance at December 31, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	$(12,679,768)	$(459,069)
Net Loss	—	—	—	—	—	—	—	-	-	(92,269)	(92,269)
Balance at March 31, 2026	765,075	$77	—	—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(12,772,037)	$(551,338)

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(92,269)	$(111,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	3,581
Accrued interest added to notes payable related and unrelated parties	10,058	4,285
Decrease in prepaid expenses	5,026	3,758
Increase in accounts payable and accrued liabilities	103	466
Net cash used in operating activities	(77,082)	(98,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related party	45,000	—
Proceeds from note payable unrelated party	250,000	111,363
Net cash provided by financing activities	295,000	111,363

Net Increase in Cash	217,918	12,374
Cash at Beginning of Period	39,122	15,850
Cash at End of Period	$257,040	$28,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2026, and results of operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2026 and 2025. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (collectively the “2025 Annual Report”) filed with the SEC on April 1, 2026.

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

As of March 31, 2026, the Company had negative working capital of $551,338, an accumulated deficit of $12,772,037, a cash balance of $257,040, and short- term notes payable of $819,378. Further, during the three months ended March 31, 2026, the Company incurred a net loss of $92,269 and used cash in operations of $77,082.

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

Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nature of Business

The Company has its principal executive offices in Deerfield Beach, Florida.

On March 3, 2026, the Company entered into a promissory note with eBliss Global, Inc. (“Note”), a private early-stage Delaware corporation engaged in the developing and production of e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory). The interest rate under the Note is seven percent simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027. The Note is unsecured and does not provide for a conversion of debt-to-equity securities. The Loan is being made to supply working capital to the Company and as partial consideration for a 90-day ‘no shop’ provision in the e-Bliss Note. During the 90 days following the funding of the principal of the Note (“No Shop Period”), the Company will not entertain third party proposals for a merger, business combination, stock or asset acquisition, strategic alliance or joint venture for product development or similar transactions (collectively, “Transactions”) and will cease any third party discussions for any Transactions for the No Shop Period, except that the Company may entertain third party proposals during the last 30 days of the No Shop Period if the Company and eBliss have not signed a definitive agreement or letter of intent for a Transaction during the first 60 days of the No Shop Period and the third party proposal is deemed ‘superior’ to any existing proposal for a Transaction from eBliss, if any. The purpose of the ‘no shop’ provision is to afford the Company and eBliss an opportunity to discuss the possibility and feasibility of a mutually beneficial Transaction by eBliss and the Company and conduct any desired due diligence.

Status of No Shop Period and Related Discussions. As of the date of the filing of this Form 10-Q, the Company and eBliss have not signed a letter of intent or other agreement for any Transactions and have not otherwise reached any mutual agreement on the terms and conditions of any Transactions. The Company and eBliss may fail to reach any agreement for a Transaction or to pursue or consummate any Transactions. As of the date of the filing of this Form 10-Q, the sixty day unconditional period of the No Shop Period has expired without the Company and eBliss agreeing to, or signing any agreement for, any Transaction, or otherwise reaching agreement or consent on terms and conditions of any Transactions. The No Shop Period will expire as of June 1, 2026.

There can be no assurance that the Company and eBliss will sign any agreement for or pursue or consummate any Transactions. eBliss is not restricted from negotiating or entering into an agreement, or from consummating any transaction or series of transactions, for a merger, other business combination, debt or equity funding or a similar transaction with a third party. eBliss may elect to pursue other opportunities or offers for a merger, other business combination, debt or equity funding or a similar transaction with a third party instead of pursuing or entering into or consummating any Transactions with the Company. Company believes that eBliss is actively seeking funding for working capital and that search may result in eBliss seeking alternative transactions to a Transaction with the Company or delaying consideration of any Transactions with the Company.

eBliss also has no obligation to disclose to the Company any negotiations or signing of any agreement or consummating any merger, other business combination, debt or equity funding or a similar transaction with the Company.

Health, Fitness and Social Industries. During 2024, the Company commenced its business development efforts for a business line or possible software development project focused on year-round health, fitness and social activities (this business line being referred to as “HFS” or “HFS business”).

The Company’s HFS business development efforts were suspended in March 2026 upon commencement of a 90-day no-shop period pursuant to the Company’s agreement with eBliss (the “No-Shop Period”), during which the Company is restricted from soliciting or entering into transactions with third parties with respect to the HFS business.

The Company has funded its corporate overhead and HFS-related business development activities through debt financing; however, such funding has not been sufficient to fund the acquisition of, or launch of, a new business operation. The Company’s ability to continue operations is dependent upon its ability to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all.

The Company’s operations through March 31, 2026 consisted of only one reportable segment for financial reporting purposes, Corporate Business Development.

Concentrations of Credit Risk

Cash is deposited with major banks in the United States. From time to time, such deposits may be in excess of insured limit. Generally, the FDIC limit per bank is $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The carrying amounts of cash, prepaid expenses, accounts payable and accrued expenses, a approximate their fair value due to their short-term nature.

The carrying amounts of the Company’s debt approximates fair value as the stated interest rates are consistent with current market rates for similar instruments.

Earnings (Loss) Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the three months ended March 31, 2026 and 2025. Diluted loss per common share includes the effect of potentially dilutive securities only when their effect is dilutive. For the three months ended March 31, 2026 and 2025, the Company reported a net loss; therefore, all potentially dilutive common stock equivalents were excluded from diluted loss per common share because their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share were the same for each period presented.

For the three months ended March 31, 2026, potentially dilutive securities excluded from diluted loss per common share consisted of 8,288 shares issuable upon exercise of stock options, 199,733 shares issuable upon exercise of warrants, and 50,999,900 shares issuable upon conversion of 765,075 shares of Series B-1 Convertible Preferred Stock. For the three months ended March 31, 2025, potentially dilutive securities excluded from diluted loss per common share consisted of 208,288 shares issuable upon exercise of stock options, 199,733 shares issuable upon exercise of warrants, and 50,999,900 shares issuable upon conversion of 765,075 shares of Series B-1 Convertible Preferred Stock.

Reclassifications

Company identified a historical misclassification within stockholders’ equity. Specifically, treasury stock repurchases had previously been presented as a reduction to additional paid-in capital (“APIC”) instead of being separately presented as treasury stock, at cost, within stockholders’ equity. Accordingly, the Company has reclassified these amounts to treasury stock within stockholders’ equity on the consolidated balance sheets and statements of stockholders’ equity for all periods presented. This reclassification resulted in a reduction of additional paid-in capital and a corresponding increase in treasury stock, with no impact on total stockholders’ equity, net loss, or cash flows for the periods ended March 31, 2026 and 2025.

The reclassification has been applied retrospectively to the prior period to conform to the current period presentation.

Comprehensive Loss

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220.10, “Reporting Comprehensive Income (Loss)”. Comprehensive loss is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. Since the Company has no items of other comprehensive loss, comprehensive loss is equal to net loss.

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) Topic 740 Income Taxes. ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its U.S. subsidiaries file consolidated income tax returns.

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the Company’s history of losses, the Company has recorded a valuation allowance against its net deferred tax assets. For the three months ended March 31, 2026 and 2025, the Company recorded no income tax benefit due to the full valuation allowance recorded against its net deferred tax assets.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2026, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2026. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgement to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities generally for a period of 3 years from the later of the due date of the related return or the date the return is filed.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for share-based payment awards, including stock options, based on the estimated grant-date fair value of the awards.

The Company estimates the fair value of stock option awards on the date of grant using an option-pricing model. Compensation expense is recognized on a straight-line basis over the requisite service period of the awards. The Company accounts for forfeitures as they occur.

Stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025 was $0.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

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

NOTE 2 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Working Capital Loan with Directors and Unrelated Party

Unrelated Party

On March 3, 2026, the Company entered into and issued an unsecured Lump Sum Payment Promissory Note (“Note”), which Note provided a working capital loan in the principal amount of $250,000 (“Loan”) from eBliss Global, Inc., a private, early stage Delaware corporation engaged in the developing and producing e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory), (“eBliss”). Funding occurred on March 4, 2026. The interest rate under the Note is seven percent (7%) simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027 (“Maturity Date”). The Company has a fifteen-day cure period if it fails to pay the Principal and accrued interest on the Maturity Date. The Note is unsecured and does not provide for a conversion of debt-to-equity securities. The Company recognized $1,295 in interest expense for the 3 months ended March 31, 2026.

In connection with the Note, the Company agreed to a 90-day no-shop provision, which restricts the Company, subject to specified exceptions, from soliciting or engaging in certain third-party proposals involving a merger, business combination, stock or asset acquisition, strategic alliance, joint venture for product development, or similar transaction. The no-shop period expires on June 1, 2026. As of the date these financial statements were issued, the Company and eBliss had not entered into a letter of intent or definitive agreement with respect to any such transaction.

Related Party

On October 31, 2024, the Company executed a unsecured promissory note with related party, Coppermine Ventures, LLC (“Coppermine”), to provide $125,914 in working capital funding for daily operations. Coppermine is controlled by Alex Jacobs, the Company’s Chief Executive Officer. Principal accrues simple interest at a rate of 7 percent per annum, maturing July 31, 2025. The note was amended on January 27, 2025 to increase the principal amounts to $485,163, maturing December 31, 2025 with simple interest of 7 percent per annum. On January 5, 2026 the note was amended for a second time to increase the principal amounts to $558,191, maturing December 31, 2026, maintaining the original interest rate of 7 percent per annum. $530,163 has been drawn to date. The Company recognized $8,764 in interest expense for the 3 months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company had a total of $780,163 and $485,163, respectively of outstanding principal, on the above referenced funding agreements, and accrued interest of $39,215 and $29,157, respectively. The outstanding principal balances and accrued interest are presented on the condensed consolidated balance sheet as follows:

	March 31, 2026	December 31, 2025
Notes payable and accrued interest, related party	$568,084	$514,320
Note payable and accrued interest, unrelated party	251,294
Total notes payable principal and accrued interest	819,378	514,320
Less accrued interest	(39,215)	(29,157)
Total notes payable	$780,163	$485,163

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space on a month-to-month basis for $75 per month. Rent expense was $225 for each of the three months ended March 31, 2026 and 2025. The Company had no material lease commitments as of March 31, 2026.

Legal Matters

The Company is not currently a party to any pending legal proceedings, and, to the Company’s knowledge, no legal proceedings have been threatened against the Company. From time to time, the Company may become subject to legal proceedings and claims arising in the ordinary course of business. As of March 31, 2026, the Company was not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 4 - STOCK TRANSACTIONS

Warrants

During the three months ended March 31, 2025 and 2024, the Company did not issue any warrants. As of March 31, 2026 and December 31, 2025, the Company had 199,733 warrants outstanding at an exercise price of $0.66.

Series B-1 Convertible Preferred Stock (“B-1 Stock”)

On June 15, 2023, the Company amended the Articles of Incorporation to authorize 5,000,000 shares of the B-1 Stock (“B-1 shares”). The B-1 shares are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 shares. The par value of the B-1 shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 Stockholders are entitled to distribution prior to common stockholders but not before any other preferred stockholders.

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

The B-1 shares have a liquidation preference of $1.00 per share or $765,075 as of March 31, 2026 and December 31, 2025, respectively.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units. The following table summarizes stock option activity for the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2026	8,288	1.448	1.62	0.60	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	—	—	—	—	—
Outstanding, March 31, 2026	8,288	1.448	1.62	0.35	—

Vested/exercisable at March 31, 2026	8,288	1.448	1.62	0.35	—

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company’s Board of Directors authorized the Company to implement a stock repurchase plan for issued and outstanding common stock. The repurchase plan could be discontinued at any time at the Company’s discretion.

NOTE 5 - SEGMENTS

The Company’s Chairman of the Board serves as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information, allocates resources, and assesses performance on a consolidated basis. During the three months ended March 31, 2026, the Company had no revenue-generating product line or operating. The Company’s activities consisted primarily of maintaining corporate operations and public company compliance, preserving potential legacy product and intellectual property opportunities, and evaluating strategic alternatives and business development opportunities, including possible transactions, acquisitions, joint ventures or new business lines. Accordingly, the Company has determined that it operates in one reportable segment, identified as Corporate and Business Development. This change from the prior descriptor “Consumer Home Goods” reflects the Company’s current activities and does not represent a change in the composition of the Company’s single reportable segment, the CODM, or the measure of segment profit or loss reviewed by the CODM.

The CODM evaluates segment performance primarily based on segment net loss. The CODM uses segment net loss to evaluate operating performance and allocate resources. The Company’s operations are managed on a centralized basis.

The following table presents net revenue, significant segment expenses, and segment net loss for the Company’s single reportable segment for the period ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Revenue, net	$—	$—
Less:
Product development	—	125
Professional fees	67,404	78,434
General and administrative	14,806	28,236
Segment net loss	(82,210)	(106,795)

Reconciliation of loss:
Interest expense	(10,059)	(4,284)
Income (loss) before income taxes	(92,269)	(111,079)

There were no other segment items for the three months ended March 31, 2026 and 2025. Because the Company has one reportable segment, total segment assets are the same as total consolidated assets as presented in the consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2025 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q, including, without limitation, those regarding our business strategy, business development efforts, financial position, funding prospects, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the any pandemic or similar event, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our 2025 Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would”, “hope” and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q should not rely upon forward-looking statements as predictions of future events or results or place undue reliance on forward-looking statements. The forward-looking statements contained in this Form 10-Q are made as of the date of filing this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

● Company has no product line or operations generating sufficient revenues to sustain corporate operating overhead and has relied on loans or advances from related parties to sustain basic executive operations, which funding is not assured to fund those operations past the third fiscal quarter of 2026. If the Company cannot find outside funding to develop and promote a new product line or acquire a new business line in fiscal 2026, the Company may lack sufficient funds to sustain operations beyond 2026.

● Company needs to find third party funding to fund the development, marketing and acquisition of any new product line, operation or new business line that generate sufficient revenues to support sustained corporate operations. Since the Company lacks hard assets suitable for asset financing, has revenue generating operations that are not currently producing sufficient or any revenues to sustain operations into 2026, and has significant debts, and as the Common Stock has a low market price and limited liquidity, third party funding may not be available to produce and promote a new product line or a new business, or acquire an operation, or to sustain operations into 2027.

● Company may be unable to develop or acquire a new business line or operation that is able to fund the overhead necessary to maintain the Company as a public company into 2027.

● The financial condition of the Company raises a substantial doubt about the Company’s ability to continue as a going concern.

● The debt obligations, if not resolved or restructured, may pose a hindrance to developing a profitable new product line or acquisition of a new business line, or sustaining operations into 2027. The Company is uncertain about whether it could restructure or resolve its debt obligations, whether in connection with business development or otherwise.

● The Company may be unable to restructure or resolve all or most of its debt obligations in any transaction for acquisition of a new business or business line, or to fund production and promotion of any new product or business line.

● Other risk factors are stated in Item 1A of Company’s 2025 Annual Report.

It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial as of the date of the filing of this Form 10-Q but subsequently become material risks, or which are unknown or not foreseeable as of the date of the filing of this Form 10-Q.

Risk Factors affecting Efforts to Develop or Acquire a New Business Line

The challenge facing the Company is to acquire and fund a new business line, or to establish a new profitable product line or a services business, before the cost of marketing and establishing a revenue generating business impose unsustainable financial burdens and losses on the Company. Internal development of any new business line or product or services will require advance funding, which may be unattainable by the Company.

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

Even if a new business or operation is acquired or developed, there can be no assurance that it will produce revenues sufficient to sustain corporate operations. No assurances can be given that any new management members or additional funding by Coppermine or eBliss, which additional funding is not anticipated by the Company, will in fact result in a new business line or operation for the Company or cover all future operating expenses of the Company through 2026 or into 2027, or support any new business line or product or services. The Coppermine Note, as most recently amended on January 5, 2026, matures December 31, 2026, and Coppermine has committed to lending a total of $558,191 in working capital funding through December 31, 2026. In addition, on March 4, 2026, the Company issued the eBliss Note, a $250,000 unsecured working capital loan from eBliss Global, Inc. that includes a 90-day ‘no shop’ provision (with eBliss having exclusivity for the first 60 days). If Coppermine does not provide additional funding beyond its current commitment, the Note proceeds prove insufficient, no superior third-party proposal or definitive transaction with eBliss is consummated, a new source of funding is not found, or the Company does not develop revenue generating operations producing sufficient working capital prior to the end of fiscal 2026, the Company will need to obtain a new source of working capital funding to sustain operations and any efforts to develop or acquire a new business or business line in 2027. The Company does not have an alternative source of working capital funding to funding by Coppermine and eBliss as of the date of the filing of this Form 10-Q and is uncertain about whether it can obtain any alternative funding or receive any additional funding from Coppermine or eBliss. As of the date of the filing of this Form 10-Q, there is no indication of any additional funding from Coppermine or eBliss.

Even if the Company locates a new business or business line to develop or acquire, the Company may lack the funding necessary to consummate the development or acquisition of a new business line or operation, or to sustain that business line or operation. Further, the low market price and liquidity of the Company’s Common Stock, the Company’s status as a ‘penny stock company’ under SEC rules, the status of the Company as a company without operations producing sustain, sufficient or any revenues to fund overhead as of the date of the filing of this Form 10-Q, and the costs of and regulatory requirements for consummating an acquisition with another company or for developing a new business, and the limited working capital funding available to the Company are factors adversely affecting the Company’s ability to develop or acquire a new business or business line. The Company requires adequate, affordable and timely funding to acquire or develop and to operate a new business line with revenue-generating operations and such funding may not be available to the Company at all or in sufficient amounts or on affordable terms and conditions.

As an ongoing strategic plan, and subject to the restrictions in the No Shop Period, the Company intends to develop or acquire a new business line or operation that is not involved in the production of consumer device or appliance products that are discretionary purchases for consumers and have relatively low profit margins, which was the Company’s prior consumer product business line. The shift in focus is due to the low profit margins typically provided by those lower-end consumer products; the funding needed for developing, producing, warehousing and marketing those consumer products; the Company’s lack of an effective e-commerce operation; reliance on bulk orders by a limited number of retailers for those consumer products; and vulnerability of those consumer products to suddenly changing consumer preferences and retailers’ buying preferences. The Company also lacks the funding and internal resources to respond to those changes in consumer preferences and product technology.

General Risk Factors for Investment in Company’s Common Stock.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and any primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile. Investors may not have liquidity or desired liquidity in our common stock as an investment. With the lack of any revenues and revenue generating operations, and lack of any funding covering anticipated future overhead, and the doubt as a going concern, any investment in the Company’s common stock is highly risky in terms of liquidity and risk of loss of investment.

The above risk factors are not exhaustive and new risks may emerge from time to time. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we expect to operate in the future. There may be risk factors that we cannot anticipate or foresee. These forward-looking statements speak only as of the date made. These forward-looking statements should not be relied upon as representing Company’s assessments and assumptions as of any date subsequent to the date of this Form 10-Q. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions, or circumstances on which any such statement was based, except as required by law.

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a Florida corporation. The Company was a designer, promoter and licensor of consumer products that were designed to simplify daily living through technology. The most recent product was the Connected Chef kitchen tablet, but the Company was unable to successfully commercialize the Connected Chef kitchen tablet in fiscal year 2025. The Company pursued development of a new business line in health, fitness and social activities industry (as described in “Health, Fitness and Social Activities Business” below) in fiscal year 2025, which effort has not resulted in the acquisition or development of a health, fitness and social activities industry (“HFS industry”) in fiscal year 2025. The Company has and will consider opportunities in other industries fiscal year 2026, subject to the restrictions related to the No Shop Period and subject to the limitations on the Company’s ability to pursue and consummate any new opportunities (as described in this Form 10-Q).

2026 Business Development Efforts; eBliss Note. On March 3, 2026, the Company entered into a promissory note with eBliss Global, Inc. (“eBliss Note”), a private early-stage Delaware corporation engaged in the developing and production of e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory). The interest rate under the Note is seven percent simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027. The Note is unsecured and does not provide for a conversion of debt-to-equity securities. The Loan is being made to supply working capital to the Company and as partial consideration for a 90-day ‘no shop’ provision in the Note. During the 90 days following the funding of the principal of the Note (“No Shop Period”), the Company will not entertain third party proposals for a merger, business combination, stock or asset acquisition, strategic alliance or joint venture for product development or similar transactions (collectively, “Transactions”) and will cease any third party discussions for any Transactions for the No Shop Period, except that the Company may entertain third party proposals during the last 30 days of the No Shop Period if the Company and eBliss have not signed a definitive agreement or letter of intent for a Transaction during the first 60 days of the No Shop Period and the third party proposal is deemed ‘superior’ to any existing proposal for a Transaction from eBliss, if any. The purpose of the ‘no shop’ provision is to afford the Company and eBliss an opportunity to discuss the possibility and feasibility of a mutually beneficial Transaction by eBliss and the Company and conduct any desired due diligence. The sixty day period of the No Shop Period has expired as of the first week of May 2026 and the No Shop Period expires as of June 2, 2026.

The Company and eBliss have held preliminary discussions on a possible Transaction, but these discussions have not resulted in any agreement on the terms and conditions of a Transaction. The Company and eBliss may be unable to reach any agreement for any Transactions and, as such, may not consummate or pursue any Transactions.

2025 Product Development Efforts. The following discusses efforts by the Company to develop a new product line in 2025 and in 2023 and 2024. The Company has been unable to successfully launch a new product line with the maturation of its former traditional business line in LED Lighting Products.

Connected Chef Product Line. During 2023, the Company developed the Connected Chef (“Connected Chef”), a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The ability of the Company to promote the Connected Chef and any new, related “connected” consumer products has been dependent on securing adequate, affordable and timely funding from lenders and investors or on entering into a viable third-party licensing, production or distribution arrangement, none of which the Company has been able to obtain on acceptable terms since 2023. As of the date of the filing of this Form 10-Q, the Company is not actively pursuing a licensing arrangement for the Connected Chef and has never received license revenue. The Company may, however, reconsider efforts to license, produce or otherwise commercialize the Connected Chef if trade conditions improve, a suitable OEM not located in China can be identified, or another viable commercial arrangement becomes available.

HFS Business Development Efforts. The following section discusses Company’s efforts to develop a business line in the HFS industry in 2025, which efforts did not produce a new business line or operation in fiscal year 2025 or in the first fiscal quarter of 2026. These efforts have been suspended in March 2026 for the 90-day ‘no shop’ period as described in “eBliss Note” above.

The Company commenced in 2024 its business development of a new business line focused on year-round health, fitness and social activities at facilities that would be owned, leased or operated by the Company (this business line being referred to as “HFS” or “HFS business”). The initiative was informed by the growing nationwide popularity of sports such as pickle ball and flag football and by interactions with Coppermine Ventures, LLC (“Coppermine”), a private Maryland limited liability company that operates HFS facilities through its subsidiaries. Cooperative business activities between Coppermine and the Company have been discussed from time to time and may be revisited if circumstances warrant, but to date no legally binding agreement or cooperative venture has resulted from those discussions, and the only transactions between Coppermine and the Company have been working capital funding under the Coppermine Note (as amended) and the Management Transition Agreement dated October 31, 2024.

The Company’s business concept in its HFS business development concept has been to feature indoor and outdoor pickle ball courts as a primary attraction, but also to offer other sports and entertainment-social events in order to attract customers year-round and morning-to-evening and also to attract league, tournament and corporate events. The Company has been unable to locate a suitable HFS industry opportunity or to secure working capital funding to enable consummating a HFS industry opportunity.

E-Mobility Business Development. In parallel with its HFS efforts, the Company is evaluating opportunities in the e-mobility industry, including the e-bike business, principally through the discussions with eBliss Global, Inc. during the 90-day ‘No Shop’ Period under the eBliss Note. eBliss is a private Delaware corporation that is gearing up for production of e-bikes for personal transportation in Utica, New York in 2026. There is no legally binding agreement or other non-binding agreement between the Company and eBliss to consummate any merger, business combination, strategic relationship, joint venture or similar transaction as of the date of the filing of this Form 10-Q. There can be no assurance that any discussions between the Company and eBliss will result in any agreement or commitment for or consummation of any Transactions. As of the date of the filing of this Form 10-Q, there is no agreement, commitment or consent to terms and conditions for any Transactions between the Company and eBliss and no agreement, commitment or consent may be reached by the Company and eBliss for any Transactions.

Corporate Status. The Company’s business activities were limited to business development efforts during the first quarter of fiscal 2026. The Company has no revenue generating business and no products in active commercialization as of the date of the filing of this Form 10-Q.

Working Capital Funding. In 2025 and into 2026, the Company sought working capital funding for basic working capital for essential corporate operations and regulatory compliance costs necessary as a reporting company under the Exchange Act and a company with its common stock quoted on the OTC Market Group QB Venture Market. During 2024, the Company was successful in securing a new funding source for operating working capital from Coppermine Ventures LLC (“Coppermine”). The Company received capital advances beginning in 2024 and into 2026, totaling $530,163 under an unsecured promissory note, most recently amended on January 5, 2026, (“Note”) issued by Coppermine. The Note accrues simple interest at 7% and matures December 31, 2026, and Coppermine has committed to lending a total of $558,191 in working capital funding through December 31, 2026. In addition, on March 4, 2026, the Company issued the Note to eBliss Global, Inc. (“eBliss”), a $250,000 unsecured working capital promissory note that includes a 90-day ‘no shop’ provision (with eBliss having exclusivity for the first 60 days) during which the Company and eBliss will discuss a potential merger, business combination, strategic relationship, joint venture or similar transaction. There is no legally binding agreement between the Company and eBliss to consummate any such transaction as of the date of the filing of this Form 10-Q. See Note 3 — Notes Payable for further information regarding the Coppermine Note and the eBliss Note. There is no assurance that funding from Coppermine or eBliss will extend beyond the second half of 2026.

Special Board Committee. In order to conduct and as part of discussions between the Company and eBliss during the No Shop Period, the Company formed a special committee of independent, disinterested Company directors, which consist of Company directors Jeffrey Guzy and Warner Session.

Finding affordable, timely and adequate funding from third party sources in 2026 will be essential to sustaining Company basic corporate operations and business development efforts. The funding from the Note is estimated to provide adequate funding of basic corporate compliance and operational overhead into the latter half of 2026.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company does not currently have an operating product line. The net loss for the three months ended March 31, 2026 was $92,269 as compared to $111,079 in 2025. During the three months ended March 31, 2026 and 2025 the Company used cash in operating activities of approximately $77,082 in 2026 and $98,989 in 2025. The decrease in net cash used in operations primarily relates to a decrease in professional fees and other general and administrative expenses compared to the prior year period, in an effort to operate as efficiently as possible under a low cost strategy while the Company explores strategic business opportunities.

As of March 31, 2026, the Company has negative working capital of $551,338 and an accumulated deficit of $12,772,037. The Company’s cash balance increased by approximately $218,000 from $39,000 as of December 31, 2025 to approximately $257,000 as of March 31, 2026. The increase was due to the working capital note proceeds from both eBliss and Coppermine in the first quarter of 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is actively seeking alternative sources of liquidity, including but not limited to accessing the capital markets, strategic partnerships, or other alternative financing measures, but has been unable to secure long-term funding or secure other sources of liquidity. As stated, Company’s low market price for its common stock and poor financial condition and performance hinder these efforts.

Besides the efforts to license the Connected Chef kitchen appliance product, which effort has not successfully commercialized the Connected Chef product or resulted in any production of that product as of the date of the filing of this Form 10-Q, the Company is seeking to establish revenue generating operations in the HFS business by internal development of HFS operations or acquiring or being acquired by an existing, operating HFS company, and is also evaluating opportunities in the e-mobility industry, including the e-bike business, principally through the discussions with eBliss Global, Inc. during the 90-day ‘no shop’ period under the eBliss Note. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

The lack of adequate working capital significantly hinders and may undermine ongoing or future business development efforts. There is also substantial uncertainty about the Company as a going concern and its ability to operate beyond fiscal 2026.

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

Our Current Strategy

The Company’s business operations in 2024 and 2025 were the HFS business development efforts and third-party licensing of the Connected Chef. The long-term business strategy of the Company in 2025 was focused on the HFS business development with the third-party licensing of the Connected Chef as a secondary business. The implementation of the long-term business strategy depends on having adequate working capital until revenue flow from new business operations or revenues from Connected Chef product replaces third party funding as the principal means of funding overhead. The failure of the licensing effort for the Connected Chef in late 2025 has left only business development efforts. We have third party funding for basic operational overhead, through the Note and the Coppermine Note (as amended), into the latter half of fiscal 2026. We may be unable to achieve sufficient working capital, when and in the amounts required, to meet operational overhead beyond fiscal 2026. We have not achieved adequate funding for all anticipated working capital needs for fiscal year 2026 as of the date of the filing of this Form 10-Q. We were not able to secure adequate funding for internal development and launch of a new business line.

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

The success of Mr. Jacobs at another company is a not an indication of and should not be deemed to be an indication or projection or guarantee of the potential performance of any Company HFS operation. The Company cannot fully implement its HFS business without sufficient working capital for internal development of an HFS operation or acquisition of an existing HFS company or operation, and such working capital has not been obtained as of the date of the filing of this Form 10-Q report. Even with adequate funding, the Company will face significant competition in the growing HFS industry and may, as a new entrant in the industry, be unable to successfully compete in that industry. As noted, the HFS business development effort is suspended for the 90-day No Shop Period under the eBliss Note.

Connected Chef Product. With respect to 2025 efforts to develop the Connected Chef product into a new product line, the Company regards the following as potential strategic strengths in the consumer product business. In North America, the Company has been recognized for more than a decade as an innovator and highly efficient, low-cost manufacturer in several product niches. Company believes that its insight into the needs of retail programming and its proven execution track record is a potential strength if the Company decides and is able to launch a new product or services business.

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

Perceived Weaknesses

As of the date of the filing of this Form 10-Q report, the Company’s working capital constraints hinder full implementation of the HFS business development and hindered a more expansive promotion of the Connected Chef product licensing program in 2025. The lack of adequate working capital prevents any sustained, effective development effort for product development as of the date of the filing of this Form 10-Q report and caused the Company to pursue the licensing program in 2025.

With respect to the Connected Chef, and in the past with any new product line, the Company’s consumer products face the risk of new technologies or functionalities shifting consumer demand away from the products produced by the Company. The Company lacks and may lack the financial resources or ability to license, develop or acquire new technologies or functionalities in demand by consumers, which failure may undermine the commercial viability of Connected Chef. Further, the Company’s business model in consumer products was to focus on bulk sales to ‘Big Box’ retailers. While this strategy worked well for the Company in the past, with a small number of employees and reliance on competent foreign OEMs for product production, the strategy was dependent on meeting the purchasing preferences and predicting consumer preferences for products that the Company could economically, efficiently produce. Without bulk orders from traditional retailers, the Company did not have alternative, at-hand distribution channels to replace the sales to ‘Big Box’ retailers. The development of alternative distribution channels takes prolonged sustained effort, adequate working capital and sustained investment and adequate, experienced personnel. These alternative distribution channels were beyond the available capabilities and resources of the Company to develop in 2025 or 2024.

As a smaller reporting company, Company lacks the staff, money, internal capabilities and resources and operational experience to significantly or timely respond to significant challenges and adverse changes in business and financial requirements. It also lacked and lacks the financial, marketing and technical resources to compete against competitors with greater financial, distribution, marketing, and technical resources, including greater brand recognition with consumers.

Strategic Reviews. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions is considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, with no current product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market and being a “penny stock”, the Company may be unable to fully implement any HFS business or e-mobility development efforts or, if the Company elected to revise its licensing efforts, aggressively pursue Connected Chef licensing.

Products and Customers

Current product lines available for potential development as of this Form 10-Q report are as follows:

- Connected Chef, a purpose-built kitchen appliance tablet, which is a unique form factor with Google GMS operating system, with an integrated platform for cooking accessories, i.e.: cutting board. The development effort for the Connected Chef has been suspended in the first fiscal quarter of 2026 due to failure of 2025 licensing arrangement and focus on business development efforts under the Note and its ‘no shop’ provision.

The following product lines that are discontinued for manufacturing, but are available for sale as of the date of this Form 10-Q report are as follows:

- LED Lighting

2025 Tariffs. President Trump imposed aggregate tariffs of 20% on Chinese imports. These tariffs produced retaliatory tariffs from China on certain U.S. imports. This trade dispute adversely impacted the Connected Chef product licensing business by hindering possible Chinese contract manufacturers from producing products for licensees or licensors, or those products being competitively priced after the seller or distributor adds any costs from tariffs. The Company may be able to find other contract manufacturers to replace Chinese contract manufacturers, The Company’s experience in consumer product development and production has primarily been with Chinese contract or OEM manufacturers. The Company lacks sufficient operational history as of the filing of this Form 10-Q report to estimate or project the impact of the current trade dispute and tariff hikes on the Connected Chef licensing business.

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

Sales and Marketing of Consumer Product Line

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

In the three months ended March 31, 2026, the Company had no major customers.

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

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected

INSTAGRAM2: https://www.instagram.com/capstoneconnected

PINTEREST3: https://www.pinterest.com/capstoneconnected/

X4 : https://x.com/CAPC_Capstone

YOUTUBE5 : https://www.youtube.com/channel/UCMX5W8PV0Q59qoAdMxKcAig

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

Investments in technical and product development are expensed when incurred and are included in the operating expenses..

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

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

● hurricanes, fire, flood and other natural disasters

● power outage

● internet, computer system, telecommunications or data network failure hacking as well as malware, computer viruses, ransomware and similar malicious software code

Cybersecurity

The Company did not experience any cybersecurity incidents for the three months ended March 31, 2026.

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

Climate Change. With no product line in 2025, the Company did not experience any direct, material impact on business and financial condition in 2025 from pending or existing climate-change related legislation, regulations, and international accords in the U.S., the physical impacts of climate change, or perceived indirect material impact from business trends. On March 27, 2025, the Commission voted to end its defense of its climate related risk and greenhouse gas emissions rule (The Enhancement and Standardization of Climate-Related Disclosures for Investors, SEC Release Nos. 33-11275; 34-99678). On April 4, 2024, the SEC had imposed an administrative stay on enforcement of the rule due to pending challenges in federal courts. The Eighth Circuit ordered that the litigation would be held in abeyance until such time as the SEC reconsider or renews it defense of the Rules. In its order, the Eighth Circuit emphasized that the SEC has the “responsibility to determine whether its Final Rules will be rescinded, repealed, modified, or defended in litigation.” On May 4, 2026, the SEC reportedly sent to the White House’s Office of Management and Budget for review a proposal to formally terminate the climate related risk and greenhouse gas emissions rule.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2026, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
(In Thousands)

	March 31, 2026		March 31, 2025
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$—	—%
Total Operating Expenses	82	—%	107	—%
Operating Loss	(82)	—%	(107)	—%
Total Other Income (Expense)	(10)	—%	(4)	—%
Loss Before Tax Benefit	(92)	—%	(111)	—%
Income Tax (Expense)	—	—%	—	—%
Net Loss	$(92)	—%	$(111)	—%

Net Revenues

Company did not have an operating product line during the three month period ended March 31, 2026 or 2025.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses during 2026 as the Company did not have a revenue generating product line during the three month period ended March 31, 2026.

Professional Fees

For the three months ended March 31, 2026, and 2025, professional fees were approximately $67,000 and $78,000 respectively, a decrease of $11,000 or 14%, which is consistent with the Company’s cost efficiency strategy while pursuing possible business opportunities.

Product Development Expenses

For the three months ended March 31, 2026, product development expenses were $0 as compared to $125 in 2025, as the Company did not have a revenue generating product line during the three month period ended March 31, 2026.

Other General and Administrative Expenses

For the three months ended March 31, 2026, other general and administrative expenses were approximately $15,000 as compared to $28,000 in 2025 for a decrease of $13,000 or 48% which is consistent with the Company’s cost efficiency strategy while pursuing possible business opportunities.

Total Operating Expenses

For the three months ended March 31, 2026, and 2025, total operating expenses were approximately $82,000 and $107,000, respectively, a decrease of approximately $25,000 or 23%, as denoted above.

Operating Loss

For the three months ended March 31, 2026 and 2025, the operating loss was approximately $82,000 and $107,000, respectively, a decrease in loss of $25,000 or 23%.

Total Other Income (Expense), net

For the three months ended March 31, 2026, and 2025, other expense was $10,000, net as compared to $4,000 for 2025, which is directly attributable to increased interest on working capital loan proceeds.

Net Loss

For the three months ended March 31, 2026 the net loss was approximately $92,000 compared to a net loss of $111,000 in the same period 2025, a decreased loss of $19,000 or 17%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the three months ended March 31, 2026.

Cash Flow

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of payments to suppliers. Cash as of March 31, 2026, and December 31, 2025, was approximately $257,000 and $39,000 respectively, an increase of approximately $218,000.

Summary of Cash Flows	For the Three Months ended March 31,
	2026	2025
(In thousands)
Net cash provided by (used in):
Operating Activities	$(77)	$(99)
Financing Activities	295	111
Net increase (decrease) in cash	$218	$12

As of March 31, 2026, the Company’s working capital deficit was approximately $551,000. Current assets were approximately $272,000 and current liabilities were approximately $823,000 and include:

●	Accounts payable of $3,957.

●	Note payable related parties and unrelated parties of $819,378, inclusive of accrued interest of approximately $39,200.

Cash Flows used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2026, and 2025 was approximately $77,000 and $99,000, respectively, a decrease of $22,000 compared to last year.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 and 2025, was approximately $295,000 and $111,000, respectively.

As of March 31, 2026, and December 31, 2025, the Company had outstanding notes payable $819,378 and $514,320 which includes accrued interest of $39,215 and $29,157, respectively.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the three month period ended March 31, 2026. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to our internal control over financial reporting during the fiscal quarter ending March 31, 2026, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2025 Annual Report (as amended or revised by the Risk Factors set forth in this Form 10-Q reflecting the worsening financial condition of the Company in 2026), in disclosures and risks described in the section entitled “Status of No Shop Period and Related Discussions” on page 9 of this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The Company cannot foresee or anticipate changes in circumstances and resulting emergence of risk factors affecting the Company.

The Company has insufficient revenues to support its basic operating overhead and relies on funding from Coppermine under the Coppermine Note (as most recently amended on January 5, 2026), together with the proceeds of the Note funded on March 4, 2026, to meet basic operating and overhead expenses through fiscal 2026. The Company may be unable to sustain operations beyond fiscal 2026 without continued financial support from Coppermine, additional proceeds beyond the Note, or another third-party funding source, whether debt, equity, or both. There can be no assurance that the Company can obtain sufficient funding from Coppermine, under the Note, or from any new funding sources to sustain operations beyond the end of fiscal 2026. The financial difficulties of the Company severely hamper efforts to acquire, develop, launch, promote, sustain or otherwise commercially exploit any new business line, or to attract potential acquisition candidates or candidates for other alternative transactions, including the e-mobility opportunities being explored under the Note’s 90-day No-Shop Period, which commenced on March 4, 2026. We have not obtained any commitment from any other source for additional funding or entered into any binding agreements for development or acquisition of a new business line as of the date of the filing of this Form 10-Q.

The No Shop Period expires as of June 2, 2026. Neither the Company nor eBliss have any obligations in respect of discussion of possible Transactions during or after the No Shop Period. Further, eBliss has no restrictions during the No Shop Period or afterwards on pursuing third party alternatives to a Transaction with the Company. eBliss may decide to pursue third party opportunities instead of considering or pursuing any Transactions with the Company.

Our public auditor’s report for the 2025 Annual Report stated that the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit, and these and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Except for low-cost initiatives in business development, ones that do not require upfront funding, the current funding of the Company under the current working capital loans from Coppermine and eBliss are insufficient to fund the development, launch and promotion of a new business line or to acquire a new business line. The Company will have to raise additional funding from third parties to fund any development, launch and promotion of a new business line or to fund acquisition of a new business line requiring upfront or sustained working capital, or simply to sustain operations beyond fiscal 2026. The Company may be unable to raise the necessary funding to develop or acquire a new revenue generating business line.

If funding sources are not available, or are inadequate or unwilling to fund operations beyond the funding currently provided under the Coppermine Note (as amended) and the Note, or any new developed or acquired business line is not capable of generating sufficient revenues in the future to sustain operations, we will be required to reduce operating costs even further from existing reductions, which could further jeopardize any future strategic initiatives and business plans. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future, whether to supplement, or to provide funding after fully drawing, the amounts available under the Coppermine Note (as amended) and the eBliss Note, and thereafter, and there are no assurances that such funding will be available to us at all, or will be available in sufficient amounts or on reasonable terms.

As of the date of the filing of this Form 10-Q, the Company cannot assess or predict the impact of the Trump Administration’s trade and tariff disputes and changes in the imposition of those tariffs, or of the armed conflict between U.S.A. and Israel with Iran and related instability in the Middle East and resulting impact on the U.S.A.’s and Global economies on: (1) Company’s future efforts, if any, to develop or acquire a new business line; (2) general economic conditions that may affect the ability of the Company to obtain necessary working capital funding or business development-acquisition funding; (3) the willingness of third parties to enter into and consummate any mergers-and-acquisitions transaction or any alternative transaction with the Company; or (4) global energy prices, supply chains and capital markets, any of which could indirectly affect the Company’s prospective business partners, including eBliss. Uncertainty about tariffs, the Iran conflict and resulting disruption of normal trade relationships and global markets is likely to create the sort of economic uncertainty and conditions that are likely to be adverse to the Company’s efforts to obtain additional funding, develop or acquire a new business or business line, or consummate any alternative transactions.

The Company is uncertain about whether it will succeed in its various business development efforts (including eBliss) or obtaining necessary funding in a timely manner and on affordable terms, or at all. The lack of adequate working capital significantly hinders and may undermine ongoing or future business development efforts. There is also substantial uncertainty about the Company as a going concern and its ability to operate beyond 2026.

There may be risks that are not presently material or known and not discussed in this Form 10-Q or other SEC filings of the Company. The Company’s status as a company without sustained revenue generating operations as of the date of the filing of this Form 10-Q and the doubt about the viability of the Company as a going concern creates substantial doubt about the ability of the Company to develop or acquire a new business line or sustain operations beyond current funding. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company’s ability to develop or acquire a new business, including those associated with an economic recession, inflation, a global economic slowdown, political instability, war, government regulation (including tax regulation), employee attraction and retention and funding working capital needs for a new business line. These factors affect businesses generally, including the Company and, as a result, are not discussed in detail, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company beginning in 2023 and continuing into 2026, an investment in our common stock involves a very high degree of risk. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline further, and an investor may lose all or part of the investor’s investment in our common stock. Any investor should read the section entitled “Cautionary Statement Regarding Forward-Looking Statements above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended March 31, 2026.

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

Item 6. Exhibits

The following exhibits are filed as part of this Report on Form 10-Q or are incorporated herein by reference.

EXHIBIT #	EXHIBIT TITLE
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350,
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350,
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capstone Companies, Inc.

Dated: May 14, 2026

/s/ Alexander Jacobs
Alexander Jacobs	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Chief Financial Officer
Principal Financial Executive and Accounting Officer

