Form 10-Q
period 2026-06-30
CAPSTONE COMPANIES, INC.
filed 2026-08-13
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the Company had 49,643,031 shares of Common Stock issued and 48,826,864 outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings in this Quarterly Report on Form 10-Q.

As used in this Form 10-Q Quarterly Report for the fiscal period ending June 30, 2026 (“Form 10-Q Report” or “Form 10-Q”), the following terms have the stated meaning or meanings:

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

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended June 30, 2026. “Form 10-Q” or “Form 10-Q Report” means this Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2026.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

Three and Six Months Ended June 30, 2026

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current Assets:
Cash	$194,596	$39,122
Prepaid expenses	9,931	19,983
Total Current Assets	204,527	59,105

Total Assets	$204,527	$59,105

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable and accrued liabilities	$7,791	$3,854
Notes payable related party and accrued interest-current	577,340	514,320
Note payable unrelated party and accrued interest-current	255,658	—
Total Current Liabilities	840,789	518,174

Total Liabilities	840,789	518,174

Commitments and Contingencies: (Note 4)

Stockholders’ Deficit:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 765,075 shares at June 30, 2026 and December 31, 2025 (Liquidation Preference $765,075)	77	77
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued 49,643,031 and outstanding 48,826,864 shares at June 30, 2026 and December 31, 2025.	4,884	4,884
Additional paid-in capital	12,335,140	12,335,140
Accumulated deficit	(12,856,961)	(12,679,768)
Less: Treasury stock, at cost (816,167 shares at June 30, 2026 and December 31, 2025)	(119,402)	(119,402)
Total Stockholders’ Deficit	(636,262)	(459,069)
Total Liabilities and Stockholders’ Deficit	$204,527	$59,105

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues, net	$—	$—	$—	$—

Operating Expenses:
Professional fees	51,481	42,488	118,885	120,922
Product development	—	—	—	125
Other general and administrative	19,823	27,941	34,629	56,177
Total Operating Expenses	71,304	70,429	153,514	177,224
Operating Loss	(71,304)	(70,429)	(153,514)	(177,224)

Other Expenses:
Interest expense, net	(13,620)	(6,104)	(23,679)	(10,388)
Total Other Expenses, net	(13,620)	(6,104)	(23,679)	(10,388)

Loss Before Income Taxes	(84,924)	(76,533)	(177,193)	(187,612)

Income Tax Expense	—	—	—	—

Net Loss	$(84,924)	$(76,533)	$(177,193)	$(187,612)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864	48,826,864	48,826,864

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND JUNE 30, 2025

(Unaudited)

	Preferred		Preferred
	Stock Series B		Stock Series C		Common Stock		Additional	Treasury Stock			Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Shares	Amount	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2024	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	$(11,759,600)	$461,099
Net Loss	—	—	—	—	—	—	—	-	-	(111,079)	(111,079)
Balance at March 31, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(11,870,679)	350,020
Net Loss	—	—	—	—	—	—	—	-	-	(76,533)	(76,533)
Balance at June 30, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(11,947,212)	273,487

Balance at December 31, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	$(12,679,768)	$(459,069)
Net Loss	—	—	—	—	—	—	—	-	-	(92,269)	(92,269)
Balance at March 31, 2026	765,075	$77	—	—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(12,772,037)	$(551,338)
Net Loss	—	—	—	—	—	—	—	-	-	(84,924)	(84,924)
Balance at June 30, 2026	765,075	$77	—	—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(12,856,961)	$(636,262)

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(177,193)	$(187,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	7,162
Accrued interest added to notes payable related and unrelated parties	23,678	10,388
Decrease in prepaid expenses	10,052	8,040
Increase in accounts payable and accrued liabilities	3,937	5,411
Net cash used in operating activities	(139,526)	(156,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related party	45,000	182,538
Proceeds from note payable unrelated party	250,000	—
Net cash provided by financing activities	295,000	182,538

Net Increase in Cash	155,474	25,927
Cash at Beginning of Period	39,122	15,850
Cash at End of Period	$194,596	$41,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2026, and results of operations, changes in stockholders’ deficit and cash flows for the three and six months ended June 30, 2026 and 2025. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (collectively the “2025 Annual Report”) filed with the SEC on April 1, 2026.

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

As of June 30, 2026, the Company had negative working capital of $636,262, an accumulated deficit of $12,856,961, a cash balance of $194,596, and short- term notes payable and accrued interest of $832,998. Further, during the six months ended June 30, 2026, the Company incurred a net loss of $177,193 and used cash in operations of $139,526.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has funded its corporate overhead and its business development activities through debt financing; however, such funding has not been sufficient to fund the acquisition of, or launch of, a new business operation.

The Company is actively seeking alternative sources of liquidity, including but not limited to accessing the capital markets, strategic partnerships, or other alternative financing measures. There can be no assurance that such equity or debt financing will be available on acceptable terms, or at all. Additionally, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The lack of operating income from products and the financial condition of the Company are also hindering efforts to locate working capital funding.

The Company has sought to establish or acquire a new business line in order to generate a sustained revenue flow. Despite a sustained effort by management, these efforts have not succeeded as of the date of the filing of this Form 10-Q. As discussed below, the Company was seeking a transaction with eBliss Global, Inc., a private maker of electronic motor bicycles or “e-bikes”, and the two companies were conducting due diligence and discussions to explore the feasibility of a corporate transaction, including a possible merger or similar transaction, since the signing of a May 14, 2026 Letter of Intent, which Letter of Intent was initially effective May 14, 2026 and was amended by Amendment Number One to the Letter of Intent, effective July 8, 2026 (as amended, the “Letter of Intent”). However, on August 1, 2026, the Company received an emailed, signed letter from the chief executive officer of eBliss Global, Inc. (“eBliss”) terminating the Letter of Intent between the Company and eBliss. The Company intends to continue its search for a new business line to create a sustained or sustainable revenue flow, but those efforts may not succeed and the Company’s financial condition may reach a point where sustaining those efforts or continuing operations becomes impossible. Subject to no unexpected increase in operation costs or expenditures, the Company believes that it has sufficient cash to sustain corporate operations and efforts to establish a new business line through fiscal year 2026.

Unless the Company succeeds in raising additional capital through debt or equity financing or successfully increases cash generated from operations or established a new business line with revenue flow, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nature of Business

The Company has its principal executive offices in Deerfield Beach, Florida.

On March 3, 2026, the Company issued an unsecured promissory note to eBliss Global, Inc. (“eBliss”), a private early-stage Delaware corporation engaged in the development and production of e-mobility solutions, in the principal amount of $250,000 (the “eBliss Note”). The eBliss Note bears simple interest at seven percent (7%) per annum, with all principal and accrued interest due in a single lump-sum payment on March 4, 2027. The eBliss Note is unsecured and is not convertible into equity securities. In connection with the eBliss Note, the Company agreed to a 90-day “no shop” provision that restricted the Company from soliciting or pursuing specified third-party transactions; that provision expired on or about June 3, 2026 and was superseded by the “no shop” provision in the Letter of Intent described below. See Note 2 for additional information regarding the eBliss Note.

On May 14, 2026, the Company and eBliss entered into a non-binding Letter of Intent (the “Letter of Intent” or “LOI”) to negotiate a possible acquisition by the Company of 100% of the issued and outstanding shares of eBliss in a transaction intended to qualify as a tax-free reorganization under Section 351 of the Internal Revenue Code. The LOI contained a mutual “no shop” provision and did not obligate either party to enter into any definitive agreement or to consummate any transaction. On July 8, 2026, the parties entered into Amendment Number One to the LOI, which extended the exclusivity period, the “no shop” provision, and the expiration date of the LOI to August 31, 2026. The LOI was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2026.

On August 1, 2026, eBliss provided the Company notice of termination of the Letter of Intent. Under Section 6(b) of the Letter of Intent, termination is effective upon thirty-five days’ prior written notice; accordingly, the Letter of Intent, including its “no shop” provision, will terminate on or about September 4, 2026. The Company and eBliss did not reach or enter into any definitive agreement with respect to any transaction contemplated by the Letter of Intent. The termination of the Letter of Intent does not affect the Mutual Non-Disclosure Agreement, dated November 17, 2025, between the Company and eBliss, or the eBliss Note, each of which remains in effect. See Note 7 – Subsequent Events.

The Company’s effort to establish or acquire a new business line has been hampered by limited working capital and a lack of tangible assets to enable asset based loan. The Company has sought working capital for establishing a new business line from time to time, but those efforts have resulted in loans that are sufficient to sustain corporate operations but not sufficient to purchase or start a new business line to create a steady revenue flow. The Company is uncertain about its prospects for establishing a new business line as of the date of the filing of this Form 10-Q.

Health, Fitness and Social Industries. During 2024, the Company commenced its business development efforts for a business line or possible software development project focused on year-round health, fitness and social activities (this business line being referred to as “HFS” or “HFS business”).

The Company’s HFS business development efforts were suspended in March 2026 in connection with the “no shop” restrictions described above. Upon expiration or earlier termination of the “no shop” provision, the Company will no longer be restricted from soliciting or pursuing third-party transactions with respect to the HFS business and may resume its HFS business development efforts. There can be no assurance that any resumed business development efforts will be successful.

The Company’s operations through June 30, 2026 consisted of only one reportable segment for financial reporting purposes, Corporate Business Development.

Concentrations of Credit Risk

Cash is deposited with major banks in the United States. From time to time, such deposits may be in excess of insured limit. Generally, the FDIC limit per bank is $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The carrying amounts of cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair value due to their short-term nature.

The carrying amounts of the Company’s debt approximates fair value as the stated interest rates are consistent with current market rates for similar instruments.

Earnings (Loss) Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the six months ended June 30, 2026 and 2025. Diluted loss per common share includes the effect of potentially dilutive securities only when their effect is dilutive. For the six months ended June 30, 2026 and 2025, the Company reported a net loss; therefore, all potentially dilutive common stock equivalents were excluded from diluted loss per common share because their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share were the same for each period presented.

For the three and six months ended June 30, 2026, potentially dilutive securities excluded from diluted loss per common share consisted of 8,288 shares issuable upon exercise of stock options and 50,999,900 shares issuable upon conversion of 765,075 shares of Series B-1 Convertible Preferred Stock. For the three and six months ended June 30, 2025, potentially dilutive securities excluded from diluted loss per common share consisted of 208,288 shares issuable upon exercise of stock options, 199,733 shares issuable upon exercise of warrants, and 50,999,900 shares issuable upon conversion of 765,075 shares of Series B-1 Convertible Preferred Stock.

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

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the Company’s history of losses, the Company has recorded a valuation allowance against its net deferred tax assets. For the six months ended June 30, 2026 and 2025, the Company recorded no income tax benefit due to the full valuation allowance recorded against its net deferred tax assets.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2026, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the six months ended June 30, 2026. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

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

Stock-based compensation expense recognized for the six months ended June 30, 2026 and 2025 was $0.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversions and Other Options, clarifying requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted this standard on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

NOTE 2 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Working Capital Loan with Directors and Unrelated Party

Unrelated Party

On March 3, 2026, the Company entered into and issued an unsecured Lump Sum Payment Promissory Note (“eBliss Note”), which eBliss Note provided a working capital loan in the principal amount of $250,000 (“Loan”) from eBliss Global, Inc., a private, early stage Delaware corporation engaged in the developing and producing e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory), (“eBliss”). Funding occurred on March 4, 2026. The interest rate under the eBliss Note is seven percent (7%) simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027 (“Maturity Date”). The Company has a fifteen-day cure period if it fails to pay the Principal and accrued interest on the Maturity Date. The eBliss Note is unsecured and does not provide for a conversion of debt-to-equity securities. The Company recognized $4,363 and $5,658 in interest expense for the three and six months ended June 30, 2026, respectively.

Related Party

On October 31, 2024, the Company executed a unsecured promissory note with related party, Coppermine Ventures, LLC (“Coppermine”), to provide $125,914 in working capital funding for daily operations. Coppermine is controlled by Alex Jacobs, the Company’s Chief Executive Officer. Principal accrues simple interest at a rate of 7 percent per annum, maturing July 31, 2025. The note was amended on January 27, 2025 to increase the principal amounts to $485,163, maturing December 31, 2025 with simple interest of 7 percent per annum. On January 5, 2026 the note was amended for a second time to increase the principal amounts to $558,191, maturing December 31, 2026, maintaining the original interest rate of 7 percent per annum. $530,163 has been drawn to date. The Company recognized $9,257 and $18,021 in interest expense for the three and six months ended June 30, 2026, respectively and $6,104 and $10,388 in interest expense for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company had a total of $780,163 and $485,163, respectively of outstanding principal, on the above referenced funding agreements, and accrued interest of $52,835 and $29,157, respectively. The outstanding principal balances and accrued interest are presented on the condensed consolidated balance sheet as follows:

	June 30, 2026	December 31, 2025
Notes payable and accrued interest, related party	$577,340	$514,320
Note payable and accrued interest, unrelated party	255,658	—
Total notes payable principal and accrued interest	832,998	514,320
Less accrued interest	(52,835)	(29,157)
Total notes payable	$780,163	$485,163

NOTE 3 – ACCOUNTS PAYABLE, RELATED PARTY

As of June 30, 2026, accounts payable and accrued liabilities included $5,180 due to Stewart Wallach, the Company’s Chairman, representing unreimbursed business expenses incurred in the ordinary course of business. This amount is unsecured, non-interest-bearing, and due on demand.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not currently a party to any pending legal proceedings, and, to the Company’s knowledge, no legal proceedings have been threatened against the Company. From time to time, the Company may become subject to legal proceedings and claims arising in the ordinary course of business. As of June 30, 2026, the Company was not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 5 - STOCK TRANSACTIONS

Warrants

During the six months ended June 30, 2026 and 2025, the Company did not issue any warrants. As of June 30, 2026 the Company did not have any warrants outstanding. As of December 31, 2025, the Company had 199,733 warrants outstanding at an exercise price of $0.66, which expired unexercised in April 2026.

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

The B-1 shares have a liquidation preference of $1.00 per share or $765,075 as of June 30, 2026 and December 31, 2025, respectively.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units. The following table summarizes stock option activity for the six months ended June 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2026	8,288	1.448	1.62	0.60	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	—	—	—	—	—
Outstanding, June 30, 2026	8,288	1.448	1.62	0.10	—

Vested/exercisable at June 30, 2026	8,288	1.448	1.62	0.10	—

NOTE 6 - SEGMENTS

The Company’s Chairman of the Board serves as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information, allocates resources, and assesses performance on a consolidated basis. During the six months ended June 30, 2026, the Company had no revenue-generating product line or operating. The Company’s activities consisted primarily of maintaining corporate operations and public company compliance, preserving potential legacy product and intellectual property opportunities, and evaluating strategic alternatives and business development opportunities, including possible transactions, acquisitions, joint ventures or new business lines. Accordingly, the Company has determined that it operates in one reportable segment, identified as Corporate and Business Development. This change from the prior descriptor “Consumer Home Goods” reflects the Company’s current activities and does not represent a change in the composition of the Company’s single reportable segment, the CODM, or the measure of segment profit or loss reviewed by the CODM.

The CODM evaluates segment performance primarily based on segment net loss. The CODM uses segment net loss to evaluate operating performance and allocate resources. The Company’s operations are managed on a centralized basis.

The following table presents net revenue, significant segment expenses, and segment net loss for the Company’s single reportable segment for the period ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Revenue, net	$—	$—
Less:
Professional fees	51,481	42,488
General and administrative	19,823	27,941
Segment net loss	(71,304)	(70,429)

Reconciliation of loss:
Interest expense	(13,620)	(6,104)
Income (loss) before income taxes	(84,924)	(76,533)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Revenue, net	$—	$—
Less:
Product development	—	125
Professional fees	118,885	120,922
General and administrative	34,629	56,177
Segment net loss	(153,514)	(177,224)

Reconciliation of loss:
Interest expense	(23,679)	(10,388)
Income (loss) before income taxes	(177,193)	(187,612)

There were no other segment items for the six months ended June 30, 2026 and 2025. Because the Company has one reportable segment, total segment assets are the same as total consolidated assets as presented in the consolidated balance sheets.

NOTE 7 – SUBSEQUENT EVENTS

On August 1, 2026, eBliss Global, Inc. (“eBliss”) provided the Company notice of termination of the Letter of Intent between the Company and eBliss, which termination will become effective on or about September 4, 2026. The Company and eBliss did not enter into a definitive agreement with respect to any transaction contemplated by the Letter of Intent. See Note 1 for additional information regarding the Letter of Intent and related developments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2025 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q, including, without limitation, those regarding our business strategy, business development efforts, financial position, funding prospects, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the any pandemic or similar event, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. The efforts of the Company to develop or acquire a new business line to generate sustained or sustainable revenues have failed as of the date of the filing of this Form 10-Q and may not succeed in the future. The effort to develop or acquire a new business line should not be construed as an indication of the prospects or likelihood of a new business line being developed or acquired. The Company may be unable to overcome its lack of working and expansion capital and revenue flow to fund the development or acquisition of a new business line. Further, any new business line may be unable to generate revenues sufficient to solve the Company’s current financial condition. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our 2025 Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would”, “hope” and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q should not rely upon forward-looking statements as predictions of future events or results or place undue reliance on forward-looking statements. The forward-looking statements contained in this Form 10-Q are made as of the date of filing this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

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

● Company may be unable to develop or acquire a new business line or operation that is able to fund the overhead necessary to maintain the Company as a public company into 2027. The Company’s efforts to develop or acquire a new business line have failed as of the date of the filing of this Form 10-Q and continued efforts to develop or acquire a new business line in 2026 may also be unsuccessful.

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

● The Company may be unable to restructure or resolve all or most of its debt obligations in general or in any transaction for acquisition of a new business or business line, or to fund production and promotion of any new product or business line.

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

Risk Factors affecting Efforts to Develop or Acquire a New Business Line

The challenge facing the Company is to acquire and fund a new business line, or to establish a new profitable product line or a services business, before the cost of marketing and establishing a revenue generating business impose unsustainable financial burdens and losses on the Company. Internal development of any new business line or product or services will require advance funding, which has not been obtained as of the date of the filing of this Form 10-Q and may be unattainable by the Company.

The License Agreement for the Connected Chef was terminated by mutual agreement of the Company and Licensee during the first week of November 2025, as a result of the prospective Chinese OEM refusing to produce a product developed by an American company. Consequently, the Company and Licensee ended the License Agreement during the first week of November 2025. The Company is not considering further efforts to license the Connected Chef as of the date of the filing of this Form 10-Q, but the Company may reconsider efforts to license the Connected Chef if trade relations between the U.S. and China improve, or an OEM who does not require upfront money and located outside of China can be located by the Company.

Even if a new business or operation is acquired or developed, there can be no assurance that it will produce revenues sufficient to sustain corporate operations. No assurances can be given that any new management members or additional funding by Coppermine or eBliss, which additional funding is not anticipated by the Company, will in fact result in a new business line or operation for the Company or cover all future operating expenses of the Company through 2026 or into 2027, or support any new business line or product or services. The Coppermine Note, as most recently amended on January 5, 2026, matures December 31, 2026, and Coppermine has committed to lending a total of $558,191 in working capital funding through December 31, 2026. In addition, on March 4, 2026, the Company issued the eBliss Note, a $250,000 unsecured working capital loan from eBliss that includes a 90-day ‘no shop’ provision (with eBliss having exclusivity for the first 60 days). The 90-day ‘no shop’ period expired on or about June 3, 2026, but a ‘no shop’ period was imposed on both companies under the Letter of Intent, which ‘no shop’ period will expire on or about September 4, 2026, unless terminated sooner by the Company and eBliss. The Letter of Intent expires on August 31, 2026. Otherwise, the August 1, 2026 termination notice is effective on or about September 4, 2026.

If Coppermine does not provide additional funding beyond its current commitment, the eBliss Note proceeds prove insufficient, no superior third-party proposal or definitive transaction with eBliss is consummated, a new source of funding is not found, or the Company does not develop revenue generating operations producing sufficient working capital prior to the end of fiscal 2026, the Company will need to obtain a new source of working capital funding to sustain operations and any efforts to develop or acquire a new business or business line in 2027. The Company does not have an alternative source of working capital funding to funding by Coppermine and eBliss as of the date of the filing of this Form 10-Q and is uncertain about whether it can obtain any alternative funding or receive any additional funding from Coppermine. Due to eBliss terminating the Letter of Intent, the Company believes that any additional funding from eBliss or any restricting of the debt owed eBliss is highly unlikely. As of the date of the filing of this Form 10-Q, there is no indication of any additional funding from Coppermine or eBliss.

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

General Risk Factors for Investment in Company’s Common Stock.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and any primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile. Investors may not have liquidity or desired liquidity in our common stock as an investment. With the lack of any revenues and revenue generating operations, and lack of any funding covering anticipated future overhead, the inability of the Company to develop or acquire a new business line as of the date of the filing of this Form 10-Q, and the doubt as a going concern, any investment in the Company’s common stock is highly risky in terms of liquidity and risk of loss of investment.

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

2026 Business Development Efforts; eBliss Note. On March 3, 2026, the Company entered into a promissory note with eBliss Global, Inc. (“eBliss Note”), a private early-stage Delaware corporation engaged in the developing and production of e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory). The interest rate under the eBliss Note is seven percent simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027. The eBliss Note is unsecured and does not provide for a conversion of debt-to-equity securities. The Loan is being made to supply working capital to the Company and as partial consideration for a 90-day ‘no shop’ provision in the eBliss Note. During the 90 days following the funding of the principal of the eBliss Note (“No Shop Period”), the Company could not entertain third party proposals for a merger, business combination, stock or asset acquisition, strategic alliance or joint venture for product development or similar transactions (collectively, “Transactions”) and had to cease any third party discussions for any Transactions for the No Shop Period, except that the Company could entertain third party proposals during the last 30 days of the No Shop Period if the Company and eBliss have not signed a definitive agreement or letter of intent for a Transaction during the first 60 days of the No Shop Period and the third party proposal is deemed ‘superior’ to any existing proposal for a Transaction from eBliss, if any. The purpose of the ‘no shop’ provision was to afford the Company and eBliss an opportunity to discuss the possibility and feasibility of a mutually beneficial Transaction by eBliss and the Company and conduct any desired due diligence. On May 14, 2026, the Company and eBliss entered into a non-binding Letter of Intent (the “LOI”) with the intent to explore the possibility of a merger, other business combination or similar corporate transaction between the two companies. The LOI contained a mutual ‘no shop’ provision that supersedes the ‘no shop’ provision in the eBliss Note. The ‘no shop’ provision in the eBliss Note was to expire on or about June 3, 2026. On July 8, 2026, the Company and eBliss entered into Amendment Number One to the LOI, extending the ‘no shop’ provision and the LOI’s expiration date from July 31, 2026 to August 31, 2026. eBliss notified the Company on August 1, 2026, that it was terminating the LOI, which terminates 35 days after the written notice. See Note 1 and Note 2 for further information.

The Company and eBliss held preliminary discussions on a possible Transaction, but these discussions did not result in any agreement on the terms and conditions of a Transaction as of August 1, 2026, the date of eBliss termination notice for the LOI. The Company and eBliss were unable to reach any agreement for any Transactions and, as such, the two companies will not seek to consummate or pursue any Transactions as of the date of the filing of this Form 10-Q.

Product Development Efforts. The following discusses efforts by the Company to develop a new product line in over the last few years. The Company has been unable to successfully launch a new product line with the maturation of its former traditional business line in LED Lighting Products.

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

HFS Business Development Efforts. The following section discusses Company’s efforts to develop a business line in the HFS industry in 2025, which efforts did not produce a new business line or operation in fiscal year 2025 or in the first fiscal quarter of 2026. These efforts were suspended in March 2026 for the 90-day ‘no shop’ period as described in “eBliss Note” above and further suspended under the subsequent ‘no shop’ restrictions in the LOI. Upon expiration or earlier termination of the ‘no shop’ provision in the LOI, the Company will no longer be restricted from soliciting or pursuing third-party transactions with respect to the HFS business and may resume its HFS business development efforts. There can be no assurance that the Company will resume such efforts, or that any resumed efforts will be successful.

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

E-Mobility Business Development. In parallel with its HFS efforts, the Company was evaluating opportunities in the e-mobility industry, including the e-bike business, principally through the discussions with eBliss. eBliss is a private Delaware corporation that commenced production of e-bikes for personal transportation in Utica, New York in July 2026. The Company and eBliss are parties to a non-binding Letter of Intent dated May 14, 2026, as amended July 8, 2026 (see Note 1), to negotiate a possible merger, other business combination or similar corporate transaction between eBliss and the Company. There is no legally binding agreement, agreement in principle, or understanding between the Company and eBliss on the essential terms of any Transaction as of August 1, 2026, the date on which eBliss notified the Company that eBliss was terminating the LOI. The discussions between the Company and eBliss did not result in any agreement or commitment for or consummation of any Transactions.

Corporate Status. The Company’s business activities were limited to business development efforts during the first half of fiscal 2026. The Company has no revenue generating business and no products in active commercialization as of the date of the filing of this Form 10-Q.

Working Capital Funding. In 2025 and into 2026, the Company sought working capital funding for basic working capital for essential corporate operations and regulatory compliance costs necessary as a reporting company under the Exchange Act and a company with its common stock quoted on the OTC Market Group QB Venture Market. During 2024, the Company was successful in securing a new funding source for operating working capital from Coppermine Ventures LLC (“Coppermine”). The Company received capital advances beginning in 2024 and into 2026, totaling $530,163 under an unsecured promissory note, most recently amended on January 5, 2026, (“Note”) issued by Coppermine. The Note accrues simple interest at 7% and matures December 31, 2026, and Coppermine has committed to lending a total of $558,191 in working capital funding through December 31, 2026. In addition, on March 4, 2026, the Company issued the eBliss Note to eBliss Global, Inc. (“eBliss”), a $250,000 unsecured working capital promissory note that includes a 90-day ‘no shop’ provision (with eBliss having exclusivity for the first 60 days) during which the Company and eBliss will discuss a potential merger, business combination, strategic relationship, joint venture or similar transaction. See Note 2 — Notes Payable for further information regarding the Coppermine Note and the eBliss Note and the LOI between the Company and eBliss. There is no assurance that funding from Coppermine or eBliss will extend beyond the second half of 2026 or that either company will restructure its current loans to the Company.

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

The Company does not currently have an operating product line. The net loss for the six months ended June 30, 2026 was $177,193 as compared to $187,612 in 2025. During the six months ended June 30, 2026 and 2025 the Company used cash in operating activities of approximately $139,526 in 2026 and $156,611 in 2025. The decrease in net cash used in operations primarily relates to a decrease in professional fees and other general and administrative expenses compared to the prior year period, in an effort to operate as efficiently as possible under a low cost strategy while the Company explores strategic business opportunities.

As of June 30, 2026, the Company has negative working capital of $636,262 and an accumulated deficit of $12,856,961. The Company’s cash balance increased by approximately $156,000 from $39,000 as of December 31, 2025 to approximately $195,000 as of June 30, 2026. The increase was due to the working capital note proceeds from both eBliss and Coppermine in the first quarter of 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The lack of adequate working capital and lack of tangible assets to attain asset based funding significantly hinder and may undermine ongoing or future business development efforts. There is also substantial uncertainty about the Company as a going concern and its ability to operate beyond fiscal 2026.

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

Our Current Strategy

The Company’s business operations in 2024 and 2025 consisted of the HFS business development efforts and third-party licensing of the Connected Chef. The Company’s long-term business strategy in 2025 was focused on HFS business development, with third-party licensing of the Connected Chef as a secondary business. Implementation of this long-term strategy depends on having adequate working capital until revenue from new business operations, or revenue from Connected Chef products, replaces third-party funding as the Company’s principal source of funding for overhead. The failure of the Connected Chef licensing effort in late 2025 left the Company with only its business development efforts. The Company has funded basic operational overhead through the eBliss Note and the Coppermine Note (as amended) for fiscal 2026. The Company may be unable to achieve sufficient working capital, when and in the amounts required, to meet operational overhead beyond December 31, 2026. As of the date of the filing of this Form 10-Q, the Company has not achieved adequate funding for all anticipated working capital needs for fiscal year 2027 and has not been able to secure adequate funding for the internal development or launch of a new business line.

In terms of HFS business, the Company sought in 2025 to penetrate an industry that was and continues to enjoy rapid expansion nationwide with many existing and new companies that have established operations and brand recognition. The Company’s strategy for any developed or acquired HFS operation was to provide offerings and facilities that appeal to a broad demographic group (children, families and adults) as opposed to offerings that are primarily aimed at appealing to adults seeking pickle ball courts with a sport bar or social activities environment. This model is based on Coppermine’s business approach. The Company’s inability to secure adequate business development funding hampered efforts in 2025 to either acquire or internally develop a new HFS industry business line. he Company believes that identifying a suitable acquisition target or a strategic alliance with an established HFS industry business may enhance its ability to attract funding for acquiring or establishing a new HFS business, whether internally or through an acquisition. As described in Note 1, on May 14, 2026 the Company and eBliss entered into a non-binding Letter of Intent containing a mutual ‘no shop’ provision that supersedes the ‘no shop’ provision in the eBliss Note; that provision, as extended, runs through August 31, 2026. On August 1, 2026, eBliss notified the Company that it was terminating the LOI under the 35-days’ prior written notice termination provision. The Company’s HFS industry business development efforts, which have not succeeded to date, remain suspended during this period. Upon expiration or earlier termination of the exclusivity period, the Company will no longer be restricted from soliciting or pursuing third-party proposals with respect to the HFS business and may resume its HFS business development efforts. There can be no assurance that the Company will resume, pursue, or successfully complete any HFS-related business opportunity, or that adequate financing will be available to do so.

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

The success of Mr. Jacobs at another company is a not an indication of and should not be deemed to be an indication or projection or guarantee of the potential performance of any Company HFS operation or the likelihood of the Company developing or acquiring a business in the HFS industry. The Company cannot fully implement its HFS business without sufficient working capital for internal development of an HFS operation or acquisition of an existing HFS company or operation, and such working capital has not been obtained as of the date of the filing of this Form 10-Q report. Even with adequate funding, the Company will face significant competition in the growing HFS industry and may, as a new entrant in the industry, be unable to successfully compete in that industry. As noted, the HFS business development effort was suspended for the 90-day No Shop Period under the eBliss Note until June 3, 2026, and then further suspended under the ‘no shop’ provision of the LOI until August 31, 2026, the expiration date of the LOI and ‘no shop’ provision. Otherwise, the August 1, 2026, termination notice from eBliss terminates the ‘no shop’ provision and the LOI as of September 4, 2026. The Company intends to pursue opportunities in HFS Industry upon expiration of the LOI ‘no shop’ period.

Connected Chef Product. With respect to 2025 efforts to develop the Connected Chef product into a new product line, the Company regards the following as potential strategic strengths in the consumer product business. In North America, the Company has been recognized for more than a decade as an innovator and highly efficient, low-cost manufacturer in several product niches. Company believes that its insight into the needs of retail programming and its proven execution track record is a potential strength if the Company decides and is able to launch a new product or services business as part of any new business line, including an HFS business line. Selling branded merchandise is a common part of HFS operations.

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

Consumer Product Quality: With prior product lines, the Company demonstrated a high quality in product’s design and utility through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party testing. The Company’s history of developing cost-competitive products without compromising quality standards could be a competitive strength of the Company if product development, promotion and sales are part of any new business line.

Perceived Weaknesses

As of the date of the filing of this Form 10-Q Report, the Company’s working capital constraints hinder full implementation of the HFS business development and hindered a more expansive promotion of the Connected Chef product licensing program in 2025. The lack of adequate working capital prevents any sustained, effective development effort for product development as of the date of the filing of this Form 10-Q Report.

With respect to the Connected Chef, and in the past with any new product line, the Company’s consumer products face the risk of new technologies or functionalities shifting consumer demand away from the products produced by the Company. The Company lacks and may continue to lack the financial resources or ability to license, develop or acquire new technologies or functionalities in demand by consumers, which failure may undermine the commercial viability of Connected Chef. Further, the Company’s business model in consumer products was to focus on bulk sales to ‘Big Box’ retailers. While this strategy worked well for the Company in the past, with a small number of employees and reliance on competent foreign OEMs for product production, the strategy was dependent on meeting the purchasing preferences and predicting consumer preferences for products that the Company could economically, efficiently produce. Without bulk orders from traditional retailers, the Company did not have alternative, at-hand distribution channels to replace the sales to ‘Big Box’ retailers. The development of alternative distribution channels takes prolonged sustained effort, adequate working capital and sustained investment and adequate, experienced personnel. These alternative distribution channels are currently beyond the available capabilities and resources of the Company.

As a smaller reporting company, Company lacks the staff, money, internal capabilities and resources and operational experience to significantly or timely respond to significant challenges and adverse changes in business and financial requirements. It also lacks the financial, marketing and technical resources to compete against competitors with greater financial, distribution, marketing, and technical resources, including greater brand recognition with consumers.

Strategic Reviews. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions is considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, with no current product line or source of sustained revenues, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market and being a “penny stock”, the Company may be unable to fully implement any HFS business or other business development efforts or, if the Company elected to revise its licensing efforts, aggressively pursue Connected Chef licensing.

eBliss was the sole e-mobility company identified by the Company in 2026 as a possible interested party to a transaction with the Company. With the termination of the LOI, the Company does not anticipate any future efforts to develop a new business line in the e-mobility industry, including the e-bike segment. The intended focus of the Company in 2026 will be the HFS industry due to potential opportunities in that industry for small companies, seeking to operate a facility or provide support services for a facility.

Products and Customers

Current product lines available for potential development as of this Form 10-Q Report are as follows:

- Connected Chef, a purpose-built kitchen appliance tablet, which is a unique form factor with Google GMS operating system, with an integrated platform for cooking accessories, i.e.: cutting board. The development effort for the Connected Chef has been suspended indefinitely due to failure of 2025 licensing arrangement.

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

We used social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a YouTube channel to host videos and established a X (formerly, Twitter) account. Our Social Media marketing has not resulted in any significant sales of products. We have not been and may not be able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms , but the Company has not actively pursued promotion or use of Social Media in 2026 due to the lack of a product or service suitable for Social Media promotion.

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

Competitive Conditions

Consumer Products. The Company’s former LED lighting and Connected Chef product lines operated in a highly competitive environment, both in the United States and internationally, competing with large multinationals with global operations as well as numerous smaller, specialized national or regional competitors, including Gentex Corporation, Seura Solutions, Inc., Magna International, Inc., Amazon, and Samsung Electronics Co. Ltd. The Company discontinued these product lines in 2025 and currently has no operating product line. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information regarding these discontinued product lines.

Consumer Product Research, Product Development, and Manufacturing Activities

The Company’s former research and development operations, based in Florida and Thailand, designed and engineered many of the Company’s discontinued consumer products, in collaboration with third-party manufacturing partners, software developers, and Capstone U.S. engineering advisers, and outsourced manufacturing and assembly to a select group of OEM manufacturers overseas. The Company discontinued these product lines in 2025 and currently has no active product research, development, or manufacturing operations.

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

The Company did not experience any cybersecurity incidents for the six months ended June 30, 2026.

Environmental Regulations

The Company has not engaged in production or manufacturing activities since 2023. We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations. The Company is not aware of any national, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations.

Climate Change. With no current product line, the Company has not experience any direct, material impact on business and financial conditions from pending or existing climate-change related legislation, regulations, and international accords in the U.S., the physical impacts of climate change, or perceived indirect material impact from business trends. On March 27, 2025, the Commission voted to end its defense of its climate related risk and greenhouse gas emissions rule (The Enhancement and Standardization of Climate-Related Disclosures for Investors, SEC Release Nos. 33-11275; 34-99678). On April 4, 2024, the SEC had imposed an administrative stay on enforcement of the rule due to pending challenges in federal courts. The Eighth Circuit ordered that the litigation would be held in abeyance until such time as the SEC reconsider or renews it defense of the Rules. In its order, the Eighth Circuit emphasized that the SEC has the “responsibility to determine whether its Final Rules will be rescinded, repealed, modified, or defended in litigation.” On June 3, 2026, the U.S. Securities and Exchange Commission (SEC or Commission) published a proposed withdrawal of its climate-related disclosure rule that required registrants and public companies to provide standardized, detailed information about climate-related risks, governance, and certain greenhouse gas emissions in SEC filings. This action would eliminate the pending disclosure framework rather than replacing it with an alternative set of climate-specific reporting requirements, reverting issuers to existing, principles-based disclosure obligations.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2026, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

The Company does not have a product line that is generating revenues as of the date of the filing of this Form 10-Q.

Operating Expenses

Operating expenses include professional fees and compliance and regulatory expenses. In addition, operating expense include charges relating to office expenses, accounting, and insurance.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
(In Thousands)

	June 30, 2026		June 30, 2025
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$—	—%
Total Operating Expenses	71	—%	70	—%
Operating Loss	(71)	—%	(70)	—%
Total Other Income (Expense)	(14)	—%	(6)	—%
Loss Before Tax Benefit	(85)	—%	(76)	—%
Income Tax (Expense)	—	—%	—	—%
Net Loss	$(85)	—%	$(76)	—%

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
(In Thousands)

	June 30, 2026		June 30, 2025
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$—	—%
Total Operating Expenses	154	—%	177	—%
Operating Loss	(154)	—%	(177)	—%
Total Other Income (Expense)	(23)	—%	(10)	—%
Loss Before Tax Benefit	(177)	—%	(187)	—%
Income Tax (Expense)	—	—%	—	—%
Net Loss	$(177)	—%	$(187)	—%

Net Revenues

Company did not have an operating product line during the three and six month periods ended June 30, 2026 or 2025.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses during 2026 as the Company did not have a revenue generating product line during the three and six month periods ended June 30, 2026.

Professional Fees

For the three months ended June 30, 2026, and 2025, professional fees were approximately $51,000 and $42,000 respectively, an increase of $9,000 or 21%, which relates to the timing of professional fees incurred during the second quarter of 2026, which are not forecasted to occur during the second half of 2026.

For the six months ended June 30, 2026, and 2025, professional fees were approximately $119,000 and $121,000 respectively, a decrease of $2,000 or 2%, which is consistent with the Company’s cost efficiency strategy while pursuing possible business opportunities

Product Development Expenses

For the three months ended June 30, 2026, product development expenses were $0 as compared to $0 in 2025, as the Company did not have a revenue generating product line during the three month period ended June 30, 2026.

For the six months ended June 30, 2026, product development expenses were $0 as compared to $125 in 2025, as the Company did not have a revenue generating product line during the six month period ended June 30, 2026.

Other General and Administrative Expenses

For the three months ended June 30, 2026, other general and administrative expenses were approximately $20,000 as compared to $28,000 in 2025 for an decrease of $8,000 or 29% which is consistent with the Company’s cost efficiency strategy while pursuing possible business opportunities.

For the six months ended June 30, 2026, other general and administrative expenses were approximately $35,000 as compared to $56,000 in 2025 for a decrease of $21,000 or 37% which is consistent with the Company’s cost efficiency strategy while pursuing possible business opportunities

Total Operating Expenses

For the three months ended June 30, 2026, and 2025, total operating expenses were approximately $71,000 and $70,000, respectively, an increase of approximately $1,000 or 1%, as denoted above.

For the six months ended June 30, 2026, and 2025, total operating expenses were approximately $153,000 and $177,000, respectively, a decrease of approximately $24,000 or 13%, as denoted above.

Operating Loss

For the three months ended June 30, 2026 and 2025, the operating loss was approximately $71,000 and $70,000, respectively, an increase in loss of $1,000 or 1%.

For the six months ended June 30, 2026 and 2025, the operating loss was approximately $153,000 and $177,000, respectively, a decrease of approximately $24,000 or 13%, as denoted above.

Total Other Income (Expense), net

For the three months ended June 30, 2026, and 2025, other expense was $13,000, net as compared to $6,000 for 2025, which is directly attributable to increased interest on working capital loan proceeds.

For the six months ended June 30, 2026, and 2025, other expense was $24,000, net as compared to $14,000 for 2025, which is directly attributable to increased interest on working capital loan proceeds.

Net Loss

For the three months ended June 30, 2026 the net loss was approximately $85,000 compared to a net loss of $77,000 in the same period 2025, an increased loss of $8,000 or 11%.

For the six months ended June 30, 2026 the net loss was approximately $177,000 compared to a net loss of $187,000 in the same period 2025, a decreased loss of $10,000 or 6%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the six months ended June 30, 2026.

Cash Flow

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of payments to suppliers. Cash as of June 30, 2026, and December 31, 2025, was approximately $195,000 and $39,000 respectively, an increase of approximately $156,000.

Summary of Cash Flows	For the Six Months ended June 30,
	2026	2025
(In thousands)
Net cash provided by (used in):
Operating Activities	$(140)	$(157)
Financing Activities	295	183
Net increase (decrease) in cash	$155	$26

As of June 30, 2026, the Company’s working capital deficit was approximately $636,000. Current assets were approximately $205,000 and current liabilities were approximately $841,000 and include:

●	Accounts payable of $7,791, of which $5,180 is due to the Company’s Chairman (see Note 3).

●	Note payable related parties and unrelated parties of $832,998, inclusive of accrued interest of $52,835.

Cash Flows used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2026, and 2025 was approximately $140,000 and $157,000, respectively, a decrease of $17,000 compared to last year, which relates to the Company’s cost efficiency strategy while pursuing possible business opportunities.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 and 2025, was approximately $295,000 and $183,000, respectively.

As of June 30, 2026, and December 31, 2025, the Company had outstanding notes payable $832,998 and $514,320 which includes accrued interest of $52,835 and $29,157, respectively.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the six month period ended June 30, 2026. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2026, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2025 Annual Report (as amended or revised by the Risk Factors set forth in this Form 10-Q reflecting the worsening financial condition of the Company in 2026), in disclosures and risks described in the section entitled “Nature of Business” on page 9 of this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The Company cannot foresee or anticipate changes in circumstances and resulting emergence of risk factors affecting the Company.

The Company has insufficient revenues to support its basic operating overhead and relies on funding from Coppermine under the Coppermine Note (as most recently amended on January 5, 2026), together with the proceeds of the eBliss Note funded on March 4, 2026, to meet basic operating and overhead expenses through fiscal 2026. The Company may be unable to sustain operations beyond fiscal 2026 without continued financial support from Coppermine, additional proceeds beyond the eBliss Note, or another third-party funding source, whether debt, equity, or both. There can be no assurance that the Company can obtain sufficient funding from Coppermine, under the eBliss Note, or from any new funding sources to sustain operations beyond the end of fiscal 2026. The financial difficulties of the Company severely hamper efforts to acquire, develop, launch, promote, sustain or otherwise commercially exploit any new business line, or to attract potential acquisition candidates or candidates for other alternative transactions. We have not obtained any commitment from any other source for additional funding or entered into any binding agreements for development or acquisition of a new business line as of the date of the filing of this Form 10-Q.

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

If funding sources are not available, or are inadequate or unwilling to fund operations beyond the funding currently provided under the Coppermine Note (as amended) and the eBliss Note, or any new developed or acquired business line is not capable of generating sufficient revenues in the future to sustain operations, we will be required to reduce operating costs even further from existing reductions, which could further jeopardize any future strategic initiatives and business plans. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future, whether to supplement, or to provide funding after fully drawing, the amounts available under the Coppermine Note (as amended) and the eBliss Note, and thereafter, and there are no assurances that such funding will be available to us at all, or will be available in sufficient amounts or on reasonable terms.

As of the date of the filing of this Form 10-Q, the Company cannot assess or predict the impact of the Trump Administration’s trade and tariff disputes and changes in the imposition of those tariffs, or of the armed conflict between U.S.A. and Israel with Iran and related instability in the Middle East and resulting impact on the U.S.A.’s and Global economies on: (1) Company’s future efforts, if any, to develop or acquire a new business line; (2) general economic conditions that may affect the ability of the Company to obtain necessary working capital funding or business development-acquisition funding; (3) the willingness of third parties to enter into and consummate any mergers-and-acquisitions transaction or any alternative transaction with the Company; or (4) global energy prices, supply chains and capital markets, any of which could indirectly affect the Company’s prospective business partners. Uncertainty about tariffs, the Iran conflict and resulting disruption of normal trade relationships and global markets is likely to create the sort of economic uncertainty and conditions that are likely to be adverse to the Company’s efforts to obtain additional funding, develop or acquire a new business or business line, or consummate any alternative transactions.

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

The Company did not issue any unregistered securities in the fiscal period ended June 30, 2026.

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

Item 6. Exhibits

The following exhibits are filed as part of this Report on Form 10-Q or are incorporated herein by reference.

EXHIBIT #	EXHIBIT TITLE
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350,
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350,
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbaseed Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capstone Companies, Inc.

Dated: August 13, 2026

/s/ Alexander Jacobs
Alexander Jacobs	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Chief Financial Officer
Principal Financial Executive and Accounting Officer

