Form 10-Q
period 2026-09-30
CAPSTONE COMPANIES, INC.
filed 2026-11-10
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the Company had 49,643,031 shares of Common Stock issued and 48,826,864 outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings in this Quarterly Report on Form 10-Q.

As used in this Form 10-Q Quarterly Report for the fiscal period ending September 30, 2026 (“Form 10-Q Report” or “Form 10-Q”), the following terms have the stated meaning or meanings:

(1)	“Capstone International Hong Kong Ltd” or “CIHK” was a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently in a dormant status.

(2)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI” or “Capstone”

(3)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.

(4)	“China” means People’s Republic of China.

(5)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.

(6)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.

(7)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

(8)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”) and Capstone International H.K Ltd., (“CIHK”).

(9)	Any reference to fiscal year in this Quarterly Report on Form 10-Q means our fiscal year, ending December 31, 2026.

(10)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.

(11)	“OEM” means “original equipment manufacturer.

(12)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface device and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended September 30, 2026. “Form 10-Q” or “Form 10-Q Report” means this Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2026.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2026

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current Assets:
Cash	$131,978	$39,122
Prepaid expenses	23,216	19,983
Total Current Assets	155,194	59,105

Total Assets	$155,194	$59,105

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable and accrued liabilities	$1,638	$3,854
Notes payable to related party and accrued interest	586,700	514,320
Note payable to unrelated party and accrued interest	260,068	—
Total Current Liabilities	848,406	518,174

Total Liabilities	848,406	518,174

Commitments and Contingencies: (Note 4)

Stockholders’ Deficit:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 765,075 shares at September 30, 2026 and December 31, 2025 (Liquidation Preference $765,075)	77	77
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued 49,643,031 and outstanding 48,826,864 shares at September 30, 2026 and December 31, 2025	4,884	4,884
Additional paid-in capital	12,335,140	12,335,140
Accumulated deficit	(12,913,911)	(12,679,768)
Less: Treasury stock, at cost (816,167 shares at September 30, 2026 and December 31, 2025)	(119,402)	(119,402)
Total Stockholders’ Deficit	(693,212)	(459,069)
Total Liabilities and Stockholders’ Deficit	$155,194	$59,105

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues, net	$—	$—	$—	$—

Operating Expenses:
Professional fees	32,404	29,613	151,289	150,535
Product development	—	—	—	125
Other general and administrative	10,776	34,849	45,405	91,026
Total Operating Expenses	43,180	64,462	196,694	241,686
Operating Loss	(43,180)	(64,462)	(196,694)	(241,686)

Other Expenses:
Interest expense, net	(13,770)	(8,375)	(37,449)	(18,763)
Total Other Expenses, net	(13,770)	(8,375)	(37,449)	(18,763)

Loss Before Income Taxes	(56,950)	(72,837)	(234,143)	(260,449)

Income Tax Expense	—	—	—	—

Net Loss	$(56,950)	$(72,837)	$(234,143)	$(260,449)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864	48,826,864	48,826,864

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional	Treasury Stock			Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Shares	Amount	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2024	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	$(11,759,600)	$461,099
Net Loss	—	—	—	—	—	—	—	-	-	(111,079)	(111,079)
Balance at March 31, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(11,870,679)	350,020
Net Loss	—	—	—	—	—	—	—	-	-	(76,533)	(76,533)
Balance at June 30, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(11,947,212)	273,487
Net Loss	—	—	—	—	—	—	—	-	-	(72,837)	(72,837)
Balance at September 30, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(12,020,049)	200,650

Balance at December 31, 2025	765,075	$77	—	$—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	$(12,679,768)	$(459,069)
Net Loss	—	—	—	—	—	—	—	-	-	(92,269)	(92,269)
Balance at March 31, 2026	765,075	$77	—	—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(12,772,037)	$(551,338)
Net Loss	—	—	—	—	—	—	—	-	-	(84,924)	(84,924)
Balance at June 30, 2026	765,075	$77	—	—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(12,856,961)	$(636,262)
Net Loss	—	—	—	—	—	—	—	-	-	(56,950)	(56,950)
Balance at September 30, 2026	765,075	$77	—	—	48,826,864	$4,884	$12,335,140	816,167	$(119,402)	(12,913,911)	$(693,212)

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(234,143)	$(260,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	10,743
Accrued interest added to notes payable related and unrelated parties	37,449	18,763
Increase in prepaid expenses	(3,233)	(2,611)
(Decrease) increase in accounts payable and accrued liabilities	(2,217)	6,691
Net cash used in operating activities	(202,144)	(226,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related party	45,000	306,232
Proceeds from note payable unrelated party	250,000	—
Net cash provided by financing activities	295,000	306,232

Net Increase in Cash	92,856	79,369
Cash at Beginning of Period	39,122	15,850
Cash at End of Period	$131,978	$95,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2026, and results of operations, changes in stockholders’ deficit and cash flows for the three and nine months ended September 30, 2026 and 2025. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (collectively the “2025 Annual Report”) filed with the SEC on April 1, 2026.

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

As of September 30, 2026, the Company had negative working capital of $693,212, an accumulated deficit of $12,913,911, a cash balance of $131,978, and short- term notes payable and accrued interest of $846,768. Further, during the nine months ended September 30, 2026, the Company incurred a net loss of $234,143 and used cash in operations of $202,144.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has funded its corporate overhead and its business development activities through debt financing; however, such funding has not been sufficient to fund the acquisition of, or launch of, a new business operation. The Coppermine Note, with outstanding principal and accrued interest of $586,700 as of September 30, 2026, matures on December 31, 2026, and the eBliss Note, with outstanding principal and accrued interest of $260,068 as of September 30, 2026, matures on March 4, 2027. As of September 30, 2026, $28,028 remained available for borrowing under the Coppermine Note, and the Company does not currently have sufficient cash to repay either note at maturity.

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

On August 1, 2026, eBliss provided the Company notice of termination of the Letter of Intent. Under Section 6(b) of the Letter of Intent, termination is effective upon thirty-five days’ prior written notice; accordingly, the Letter of Intent, including its “no shop” provision, terminated on September 4, 2026. The Company and eBliss did not reach or enter into any definitive agreement with respect to any transaction contemplated by the Letter of Intent. The termination of the Letter of Intent does not affect the Mutual Non-Disclosure Agreement, dated November 17, 2025, between the Company and eBliss, or the eBliss Note, each of which remains in effect.

The Company’s effort to establish or acquire a new business line has been hampered by limited working capital and a lack of tangible assets to enable asset based funding. The Company has sought working capital for establishing a new business line from time to time, but those efforts have resulted in loans that are sufficient to sustain corporate operations but not sufficient to purchase or start a new business line to create a steady revenue flow. The Company is uncertain about its prospects for establishing a new business line as of the date of the filing of this Form 10-Q. The Company is pursuing a new business line as well as funding sources as of the date of the filing of this Form 10-Q.

Health, Fitness and Social Industries. During 2024, the Company commenced its business development efforts for a business line or possible software development project focused on year-round health, fitness and social activities (this business line being referred to as “HFS” or “HFS business”).

The Company’s HFS business development efforts were suspended from March 2026 until the termination of the Letter of Intent in September 2026 in connection with the “no shop” restrictions described above. Following the termination of the Letter of Intent, the Company is no longer restricted from soliciting or pursuing third-party transactions with respect to the HFS business and the Company resumed its HFS business development efforts along with considering possible alternative business lines. There can be no assurance that any resumed business development efforts will be successful.

The Company’s operations through September 30, 2026 consisted of only one reportable segment for financial reporting purposes, Corporate Business Development.

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

Earnings (Loss) Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the three and nine months ended September 30, 2026 and 2025. Diluted loss per common share includes the effect of potentially dilutive securities only when their effect is dilutive. For the three and nine months ended September 30, 2026 and 2025, the Company reported a net loss; therefore, all potentially dilutive common stock equivalents were excluded from diluted loss per common share because their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share were the same for each period presented.

For the three and nine months ended September 30, 2026, potentially dilutive securities excluded from diluted loss per common share consisted of 50,999,900 shares issuable upon conversion of 765,075 shares of Series B-1 Convertible Preferred Stock. For the three and nine months ended September 30, 2025, potentially dilutive securities excluded from diluted loss per common share consisted of 8,288 shares issuable upon exercise of stock options, 199,733 shares issuable upon exercise of warrants, and 50,999,900 shares issuable upon conversion of 765,075 shares of Series B-1 Convertible Preferred Stock.

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

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the Company’s history of losses, the Company has recorded a valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2026 and 2025, the Company recorded no income tax benefit due to the full valuation allowance recorded against its net deferred tax assets.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2026, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the nine months ended September 30, 2026. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2027 and for interim period reporting beginning in fiscal 2028 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

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

NOTE 2 – NOTES PAYABLE

Working Capital Loans with Related Party and Unrelated Party

Unrelated Party

On March 3, 2026, the Company entered into and issued an unsecured Lump Sum Payment Promissory Note (“eBliss Note”), which eBliss Note provided a working capital loan in the principal amount of $250,000 (“Loan”) from eBliss Global, Inc., a private, early stage Delaware corporation engaged in the developing and producing e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory), (“eBliss”). Funding occurred on March 4, 2026. The interest rate under the eBliss Note is seven percent (7%) simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027 (“Maturity Date”). The Company has a fifteen-day cure period if it fails to pay the Principal and accrued interest on the Maturity Date. The eBliss Note is unsecured and does not provide for a conversion of debt-to-equity securities. The Company recognized $4,411 and $10,068 in interest expense for the three and nine months ended September 30, 2026, respectively.

Related Party

On October 31, 2024, the Company executed an unsecured promissory note (as amended, the “Coppermine Note”) with related party, Coppermine Ventures, LLC (“Coppermine”), to provide $125,914 in working capital funding for daily operations. Coppermine is controlled by Alex Jacobs, the Company’s Chief Executive Officer. Principal accrues simple interest at a rate of 7 percent per annum, maturing July 31, 2025. The note was amended on January 27, 2025 to increase the principal amounts to $485,163, maturing December 31, 2025 with simple interest of 7 percent per annum. On January 9, 2026 the note was amended for a second time to increase the principal amounts to $558,191, maturing December 31, 2026,  maintaining the original interest rate of 7 percent per annum. $530,163 has been drawn to date. The Company recognized $9,359 and $27,380 in interest expense for the three and nine months ended September 30, 2026, respectively and $8,375 and $18,763 in interest expense for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the Company had a total of $780,163 and $485,163, respectively of outstanding principal, on the above referenced funding agreements, and accrued interest of $66,605 and $29,157, respectively. The outstanding principal balances and accrued interest are presented on the condensed consolidated balance sheet as follows:

	September 30, 2026	December 31, 2025
Notes payable and accrued interest, related party	$586,700	$514,320
Note payable and accrued interest, unrelated party	260,068	—
Total notes payable principal and accrued interest	846,768	514,320
Less accrued interest	(66,605)	(29,157)
Total notes payable	$780,163	$485,163

NOTE 3 – ACCOUNTS PAYABLE

As of September 30, 2026, included in accounts payable and accrued liabilities is $904 due to the Company’s Chairman, representing unreimbursed business expenses incurred in the ordinary course of business. This amount is unsecured, non-interest-bearing, and due on demand.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not currently a party to any pending legal proceedings, and, to the Company’s knowledge, no legal proceedings have been threatened against the Company. From time to time, the Company may become subject to legal proceedings and claims arising in the ordinary course of business. As of September 30, 2026, the Company was not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Warrants

During the three and nine months ended September 30, 2026 and 2025, the Company did not issue any warrants. As of September 30, 2026 the Company did not have any warrants outstanding. As of December 31, 2025, the Company had 199,733 warrants outstanding at an exercise price of $0.66, which expired unexercised in April 2026.

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

The B-1 shares have a liquidation preference of $1.00 per share or $765,075 as of September 30, 2026 and December 31, 2025, respectively.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units. All outstanding stock options expired unexercised on August 5, 2026. The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2026	8,288	1.448	1.62	0.60	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	(8,288)	1.448	1.62	—	—
Outstanding, September 30, 2026	—	—	—	—	—

Vested/exercisable at September 30, 2026	—	—	—	—	—

NOTE 6 - SEGMENTS

The Company’s Chairman of the Board serves as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information, allocates resources, and assesses performance on a consolidated basis. During the nine months ended September 30, 2026, the Company had no revenue-generating product line or operations. The Company’s activities consisted primarily of maintaining corporate operations and public company compliance, preserving potential legacy product and intellectual property opportunities, and evaluating strategic alternatives and business development opportunities, including possible transactions, acquisitions, joint ventures or new business lines. Accordingly, the Company has determined that it operates in one reportable segment, identified as Corporate and Business Development. This change from the prior descriptor “Consumer Home Goods” reflects the Company’s current activities and does not represent a change in the composition of the Company’s single reportable segment, the CODM, or the measure of segment profit or loss reviewed by the CODM.

The CODM evaluates segment performance primarily based on segment net loss. The CODM uses segment net loss to evaluate operating performance and allocate resources. The Company’s operations are managed on a centralized basis.

The following table presents net revenue, significant segment expenses, and segment net loss for the Company’s single reportable segment for the period ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Revenue, net	$—	$—
Less:
Other general and administrative	10,776	34,849
Professional fees	32,404	29,613
Segment net loss	(43,180)	(64,462)

Reconciliation of loss:
Interest expense	(13,770)	(8,375)
Income (loss) before income taxes	(56,950)	(72,837)

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Revenue, net	$—	$—
Less:
Product development	—	125
Other general and administrative	45,405	91,026
Professional fees	151,289	150,535
Segment net loss	(196,694)	(241,686)

Reconciliation of loss:
Interest expense	(37,449)	(18,763)
Income (loss) before income taxes	(234,143)	(260,449)

There were no other segment items for the nine months ended September 30, 2026 and 2025. Because the Company has one reportable segment, total segment assets are the same as total consolidated assets as presented in the consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2025 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q, including, without limitation, those regarding our business strategy, business development efforts, financial position, funding prospects, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the any pandemic or similar event, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. The efforts of the Company to develop or acquire a new business line to generate sustained or sustainable revenues have failed as of the date of the filing of this Form 10-Q and may not succeed in the future. The effort to develop or acquire a new business line should not be construed as an indication of the prospects or likelihood of a new business line being developed or acquired. The Company may be unable to overcome its lack of working and expansion capital and revenue flow, as well as assets to support asset-based financing, to fund or finance the development or acquisition of a new business line. Further, any new business line may be unable to generate revenues sufficient to solve the Company’s current financial condition. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our 2025 Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would”, “hope” and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q should not rely upon forward-looking statements as predictions of future events or results or place undue reliance on forward-looking statements. The forward-looking statements contained in this Form 10-Q are made as of the date of filing this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

● Company has no product line or operations generating sufficient revenues to sustain corporate operating overhead and has relied on loans or advances from related parties to sustain basic executive operations, which funding is not assured to fund those operations past the fourth fiscal quarter of 2026. If the Company cannot find outside funding to develop and promote a new product line or acquire a new business line in fiscal 2026, the Company may lack sufficient funds to sustain operations beyond 2026.

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

● The debt obligations, if not resolved or restructured, may pose a hindrance to developing a profitable new product line or acquisition of a new business line, or sustaining operations into 2027. The Company is uncertain about whether it could restructure or resolve its debt obligations, whether in connection with business development or otherwise. The Coppermine Note matures on December 31, 2026. As of the date of this Form 10-Q, the Company has not negotiated an extension of the maturity date for the Coppermine Note and does not possess the cash to pay principal and interest due on the Coppermine Note as of December 31, 2026.

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

Risk Factors affecting Efforts to Develop or Acquire a New Business Line

The challenge facing the Company is to acquire and fund a new business line, or to establish a new profitable product line or a services business, before the cost of marketing and establishing a revenue generating business impose unsustainable financial burdens and losses on the Company. Internal development of any new business line or product or services will require advance funding, which has not been obtained as of the date of the filing of this Form 10-Q and may be unattainable by the Company. Funding for a new business line would have to come from third party sources and the Company may not meet criteria for such funding, especially without assets suitable for asset-based lending, minimal cash on hand and no current operational revenue flow.

The License Agreement for the Connected Chef was terminated by mutual agreement of the Company and Licensee during the first week of November 2025, as a result of the prospective Chinese OEM refusing to produce a product developed by an American company. Consequently, the Company and Licensee ended the License Agreement during the first week of November 2025. The Company is not considering further efforts to license the Connected Chef as of the date of the filing of this Form 10-Q, but the Company may reconsider efforts to license the Connected Chef if trade relations between the U.S. and China improve, or an OEM who does not require upfront money and located outside of China can be located by the Company. The Company is not focused on licensing of the Connected Chef as of the date of the filing of this Form 10-Q.

Even if a new business or operation is acquired or developed, there can be no assurance that it will produce revenues sufficient to sustain corporate operations or provide a sustainable business. No assurances can be given that any additional funding by Coppermine or eBliss, which additional funding is not anticipated by the Company, will in fact result in a new business line or operation for the Company or cover all future operating expenses of the Company through 2026 or into 2027, or support any new business line or product or services. The Coppermine Note, as most recently amended on January 9, 2026, matures December 31, 2026, and Coppermine has committed to lending a total of $558,191 in working capital funding through December 31, 2026. In addition, on March 4, 2026, the Company issued the eBliss Note, a $250,000 unsecured working capital loan from eBliss that matures on March 4, 2027. The ‘no shop’ provisions under the eBliss Note and the Letter of Intent are no longer in effect, as the Letter of Intent terminated on September 4, 2026 pursuant to eBliss’ August 1, 2026 termination notice.

If Coppermine does not provide additional funding beyond its current commitment, the eBliss Note proceeds prove insufficient, a new source of funding is not found, or the Company does not develop revenue generating operations producing sufficient working capital prior to the end of fiscal 2026, the Company will need to obtain a new source of working capital funding to sustain operations and any efforts to develop or acquire a new business or business line in 2027. The Company does not have an alternative source of working capital funding to funding by Coppermine and eBliss as of the date of the filing of this Form 10-Q and is uncertain about whether it can obtain any alternative funding or receive any additional funding from Coppermine. Due to eBliss terminating the Letter of Intent, the Company believes that any additional funding from eBliss or any restructuring of the debt owed eBliss is not likely as of the date of the filing of this Form 10-Q. As of the date of the filing of this Form 10-Q, there is no indication of any additional funding from Coppermine or eBliss, or another third party.

Even if the Company locates a new business or business line to develop or acquire, the Company may lack the funding necessary to consummate the development or acquisition of a new business line or operation, including payment of possible regulatory compliance costs for an acquisition transactions, or to sustain that business line or operation. Further, the low market price and liquidity of the Company’s Common Stock, the Company’s status as a ‘penny stock company’ under SEC rules, the status of the Company as a company without operations producing sustain, sufficient or any revenues to fund overhead as of the date of the filing of this Form 10-Q, and the costs of and regulatory requirements for consummating an acquisition with another company or for developing a new business, and the limited working capital funding available to the Company are factors adversely affecting the Company’s ability to develop or acquire a new business or business line. The Company requires adequate, affordable and timely funding to acquire or develop and to operate a new business line with revenue-generating operations and such funding may not be available to the Company at all or in sufficient amounts or on affordable terms and conditions or when needed.

As an ongoing strategic plan, the Company intends to develop or acquire a new business line or operation that is not involved in the production of consumer device or appliance products that are discretionary purchases for consumers and have relatively low profit margins, which was the Company’s prior consumer product business line. The shift in focus is due to the low profit margins typically provided by those lower-end consumer products; the funding needed for developing, producing, warehousing and marketing those consumer products; the Company’s lack of an effective e-commerce operation; reliance on bulk orders by a limited number of retailers for those consumer products; and vulnerability of those consumer products to suddenly changing consumer preferences and retailers’ buying preferences. The Company also lacks the funding and internal resources to respond to those changes in consumer preferences and product technology. Any licensing of the Connected Chef, which the Company deems to be unlikely, would merely be an effort to commercially exploit an developed prototype product.

General Risk Factors for Investment in Company’s Common Stock.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and any primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile in market price and trading volume. Investors may not have liquidity or desired liquidity in our common stock as an investment. With the lack of any revenues and revenue generating operations, and lack of any funding covering anticipated future overhead, the inability of the Company to develop or acquire a new business line as of the date of the filing of this Form 10-Q, and the doubt about the Company as a going concern, any investment in the Company’s common stock is highly risky in terms of liquidity and risk of loss of investment.

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

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a Florida corporation. The Company was a designer, promoter and licensor of consumer products that were designed to simplify daily living through technology. The most recent product was the Connected Chef kitchen tablet, but the Company was unable to successfully commercialize the Connected Chef kitchen tablet in fiscal year 2025. The Company pursued development of a new business line in health, fitness and social activities industry (as described in “Health, Fitness and Social Activities Business” below) in fiscal year 2025, which effort has not resulted in the acquisition or development of a health, fitness and social activities industry (“HFS industry”) in fiscal year 2025. The Company has and will consider opportunities in other industries in fiscal year 2026, subject to the limitations on the Company’s ability to pursue and consummate any new opportunities (as described in this Form 10-Q).

2026 Business Development Efforts; eBliss Note. On March 3, 2026, the Company entered into a promissory note with eBliss Global, Inc. (“eBliss Note”), a private early-stage Delaware corporation engaged in the developing and production of e-mobility solutions (including and initially making e-bikes as transportation vehicles at a Utica, New York factory). The interest rate under the eBliss Note is seven percent simple annual interest. Principal and accrued interest are due in a single lump sum payment due on March 4, 2027. The eBliss Note is unsecured and does not provide for a conversion of debt-to-equity securities. The eBliss Note included a 90-day ‘no shop’ provision. On May 14, 2026, the Company and eBliss entered into a non-binding Letter of Intent (as amended on July 8, 2026, the “LOI”) to explore the possibility of a merger, other business combination or similar corporate transaction, or a strategic alliance, between the two companies (collectively, a “Transaction”). The LOI contained a mutual ‘no shop’ provision that superseded the ‘no shop’ provision in the eBliss Note. eBliss notified the Company on August 1, 2026 that it was terminating the LOI, and the LOI, including its ‘no shop’ provision, terminated on September 4, 2026, 35 days after the receipt of the written notice. The Company and eBliss did not enter into a definitive agreement for a Transaction, and the eBliss Note remains outstanding. See Note 1 and Note 2 for further information.

The Company and eBliss held preliminary discussions on a possible Transaction, but these discussions did not result in any agreement on the terms and conditions of a Transaction as of August 1, 2026, the date of eBliss termination notice for the LOI. The Company and eBliss were unable to reach any agreement for any Transaction and, as such, the two companies will not seek to consummate or pursue any Transactions as of the date of the filing of this Form 10-Q.

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

HFS Business Development Efforts. The following section discusses Company’s efforts to develop a business line in the HFS industry in 2025, which efforts did not produce a new business line or operation in fiscal year 2025 or in the first nine months of fiscal 2026. These efforts were suspended in March 2026 for the 90-day ‘no shop’ period as described in “eBliss Note” above and further suspended under the subsequent ‘no shop’ restrictions in the LOI. With the termination of the LOI on September 4, 2026, the Company is no longer restricted from soliciting or pursuing third-party transactions with respect to the HFS business and resumed its HFS business development efforts. There can be no assurance that the Company will resume such efforts as a primary focus of business development efforts, or that any resumed efforts will be successful in establishing a new business line.

The Company commenced in 2024 its business development of a new business line focused on year-round health, fitness and social activities at facilities that would be owned, leased or operated by the Company (this business line being referred to as “HFS” or “HFS business”). The initiative was fostered by the growing nationwide popularity of sports such as pickle ball and flag football and by interactions with Coppermine Ventures, LLC (“Coppermine”), a private Maryland limited liability company that operates HFS facilities through its subsidiaries. Cooperative business activities between Coppermine and the Company have been discussed from time to time and may be revisited if circumstances warrant, but to date no legally binding agreement or cooperative venture has resulted from those discussions, and the only transactions between Coppermine and the Company have been working capital funding under the Coppermine Note (as amended) and the Management Transition Agreement dated October 31, 2024.

E-Mobility Business Development.  In parallel with its HFS efforts, the Company was evaluating opportunities in the e-mobility industry, including the e-bike business, principally through the discussions with eBliss. eBliss is a private Delaware corporation that commenced production of e-bikes for personal transportation in Utica, New York in July 2026. The Company and eBliss were parties to a non-binding Letter of Intent dated May 14, 2026, as amended July 8, 2026, which terminated on September 4, 2026 (see Note 1), to negotiate a possible merger, other business combination or similar corporate transaction between eBliss and the Company. There is no legally binding agreement, agreement in principle, or understanding between the Company and eBliss on the essential terms of any Transaction as of August 1, 2026, the date on which eBliss notified the Company that eBliss was terminating the LOI. The discussions between the Company and eBliss did not result in any agreement or commitment for or consummation of any Transactions.

Corporate Status. The Company’s business activities were limited to business development efforts during the first nine months of fiscal 2026. The Company has no revenue generating business and no products in active commercialization as of the date of the filing of this Form 10-Q.

Working Capital Funding. In 2025 and into 2026, the Company sought working capital funding for basic working capital for essential corporate operations and regulatory compliance costs necessary as a reporting company under the Exchange Act and a company with its common stock quoted on the OTC Market Group QB Venture Market. During 2024, the Company was successful in securing a new funding source for operating working capital from Coppermine Ventures LLC (“Coppermine”). The Company received capital advances beginning in 2024 and into 2026, totaling $530,163 under an unsecured promissory note, most recently amended on January 9, 2026 (the “Coppermine Note”), issued by the Company to Coppermine. The Coppermine Note accrues simple interest at 7% and matures December 31, 2026, and Coppermine has committed to lending a total of $558,191 in working capital funding through December 31, 2026. In addition, on March 4, 2026, the Company issued the eBliss Note to eBliss Global, Inc. (“eBliss”), a $250,000 unsecured working capital promissory note that included a 90-day ‘no shop’ provision (with eBliss having exclusivity for the first 60 days) during which the Company and eBliss discussed a potential merger, business combination, strategic relationship, joint venture or similar transaction. See Note 2 — Notes Payable for further information regarding the Coppermine Note and the eBliss. There is no assurance that funding from Coppermine or eBliss will extend beyond December 31, 2026 or that either company will restructure its current loans to the Company.

Special Board Committee. In order to conduct and as part of discussions between the Company and eBliss during the No Shop Period, the Company formed a special committee of independent, disinterested Company directors, which consist of Company directors Jeffrey Guzy and Warner Session. This Committee remains in place to evaluate alternative opportunities, as they may arise. This Committee ceased review efforts with the termination of the LOI by eBliss.

Finding affordable, timely and adequate funding from third party sources in 2026 will be essential to sustaining Company basic corporate operations and business development efforts. The funding from the eBliss Note is estimated to provide adequate funding of basic corporate compliance and operational overhead through December 31, 2026.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company does not currently have an operating product line. The net loss for the nine months ended September 30, 2026 was $234,143 as compared to $260,449 in 2025. During the nine months ended September 30, 2026 and 2025 the Company used cash in operating activities of approximately $202,144 in 2026 and $226,863 in 2025. The decrease in net cash used in operations primarily relates to a decrease in other general and administrative expenses compared to the prior year period, in an effort to operate as efficiently as possible under a low cost strategy while the Company explores strategic business opportunities.

As of September 30, 2026, the Company has negative working capital of $693,212 and an accumulated deficit of $12,913,911. The Company’s cash balance increased by approximately $93,000 from $39,000 as of December 31, 2025 to approximately $132,000 as of September 30, 2026. The increase was due to the working capital note proceeds from both eBliss and Coppermine in the first quarter of 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In terms of HFS business, the Company sought in 2025 and early 2026 to penetrate an industry that is competitive, with many companies that have established operations, superior financials and business resources and brand recognition in their markets. The Company’s strategy for any developed or acquired HFS operation was to provide offerings and facilities that appeal to a broad demographic group (children, families and adults) as opposed to offerings that are primarily aimed at appealing to adults seeking pickle ball courts with a sport bar or social activities environment. This model is based on Coppermine’s business approach. The Company’s inability to secure adequate business development funding hampered efforts in 2025 to either acquire or internally develop a new HFS industry business line. The Company believes that identifying a suitable acquisition target or a strategic alliance with an established HFS industry business may enhance its ability to attract funding for acquiring or establishing a new HFS business, whether internally or through an acquisition. The Company’s HFS industry business development efforts, which have not succeeded to date, were suspended during the ‘no shop’ periods under the eBliss Note and the LOI, which ended with the termination of the LOI on September 4, 2026 (see Note 1). The Company has resumed its HFS business development efforts. There can be no assurance that the Company will resume as a primary business development effort, pursue, or successfully complete any HFS-related business opportunity, or that adequate funding will be available to do so.

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

The success of Mr. Jacobs at another company is not an indication of and should not be deemed to be an indication or projection or guarantee of the potential performance of any Company HFS operation or the likelihood of the Company developing or acquiring a business in the HFS industry. The Company cannot fully implement its HFS business without sufficient working capital for internal development of an HFS operation or acquisition of an existing HFS company or operation, and such working capital has not been obtained as of the date of the filing of this Form 10-Q report. The required funding for any new business line may include regulatory compliance costs for a proposed transaction requiring audits and extensive SEC filings and these costs could be substantial and possibly adversely impact the Company’s ability to consummate a transaction establishing a new business line. Even with adequate funding, the Company will face significant competition in the growing HFS industry and may, as a new entrant in the industry, be unable to successfully compete in that industry. As noted, the HFS business development effort was suspended under the ‘no shop’ provision of the LOI until the LOI terminated on September 4, 2026 pursuant to eBliss’s August 1, 2026 termination notice. With the ‘no shop’ period ended, the Company has resumed pursuing opportunities in the HFS industry.

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

eBliss was the sole e-mobility company identified by the Company in 2026 as a possible interested party to a transaction with the Company. With the termination of the LOI, the Company does not anticipate any future efforts focused on development of a new business line in the e-mobility industry, including the e-bike segment. The intended focus of the Company for the remainder of 2026 and in 2027 is expected to be the HFS industry due to potential opportunities in that industry for small companies, seeking to operate a facility or provide support services for a facility.

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

The following product lines that are discontinued for manufacturing, but are available for sale as of the date of this Form 10-Q Report are as follows:

- LED Lighting. The Company’s prior business was based on developing, producing through OEM’s and marketing consumer LED Lighting, which was primarily sold to ‘big box’ retailers in bulk orders and was discontinued as a product line in 2024.

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

For the consumer product line, we used social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company launched a YouTube channel to host videos and established a X (formerly, Twitter) account. Our Social Media marketing has not resulted in any significant sales of products. We have not been and may not be able to effectively compete in e-commerce and Social Media marketing and sales. The Company had a Social Media presence on the following Social Media platforms , but the Company has not actively pursued promotion or use of Social Media in 2026 due to the lack of a product or service suitable for Social Media promotion.

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected

INSTAGRAM2: https://www.instagram.com/capstoneconnected

PINTEREST3: https://www.pinterest.com/capstoneconnected/

X4: https://x.com/CAPC_Capstone

YOUTUBE5: https://www.youtube.com/channel/UCMX5W8PV0Q59qoAdMxKcAig

1 Facebook is a registered trademark of Facebook, Inc.

2 Instagram is a registered trademark of Instagram.

3 Pinterest is a registered trademark of Pinterest.

4 X is a registered trademark of X Corp.

5 YouTube is a registered trademark of YouTube Corporation.

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

Cybersecurity

The Company did not experience any cybersecurity incidents for the nine months ended September 30, 2026.

Environmental Regulations

The Company has not engaged in production or manufacturing activities since 2023, which activities were conducted by OEMs. We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations. The Company is not aware of any national, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations.

Climate Change. With no current product line, the Company has not experience any direct, material impact on business and financial conditions from pending or existing climate-change related legislation, regulations, and international accords in the U.S., the physical impacts of climate change, or perceived indirect material impact from business trends. On March 27, 2025, the Commission voted to end its defense of its climate related risk and greenhouse gas emissions rule (The Enhancement and Standardization of Climate-Related Disclosures for Investors, SEC Release Nos. 33-11275; 34-99678). On April 4, 2024, the SEC had imposed an administrative stay on enforcement of the rule due to pending challenges in federal courts. The Eighth Circuit ordered that the litigation would be held in abeyance until such time as the SEC reconsider or renews it defense of the Rules. In its order, the Eighth Circuit emphasized that the SEC has the “responsibility to determine whether its Final Rules will be rescinded, repealed, modified, or defended in litigation.” On May 29, 2026, the SEC proposed the rescission of amendments to its rules under the Securities Act of 1933 and Securities Exchange Act of 1934 that require registrants to provide certain climate-related information in their registration statements and annual reports. This action would eliminate the pending disclosure framework rather than replacing it with an alternative set of climate-specific reporting requirements, reverting issuers to existing, principles-based disclosure obligations. Due to legal proceedings and SEC action, the climate change rules were not implemented.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2026, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

(In Thousands)

	September 30, 2026		September 30, 2025
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$—	—%
Total Operating Expenses	43	—%	65	—%
Operating Loss	(43)	—%	(65)	—%
Total Other Income (Expense)	(14)	—%	(8)	—%
Loss Before Tax Benefit	(57)	—%	(73)	—%
Income Tax (Expense)	—	—%	—	—%
Net Loss	$(57)	—%	$(73)	—%

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

(In Thousands)

	September 30, 2026		September 30, 2025
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$—	—%
Total Operating Expenses	197	—%	241	—%
Operating Loss	(197)	—%	(241)	—%
Total Other Income (Expense)	(37)	—%	(19)	—%
Loss Before Tax Benefit	(234)	—%	(260)	—%
Income Tax (Expense)	—	—%	—	—%
Net Loss	$(234)	—%	$(260)	—%

Net Revenues

Company did not have an operating product line during the three and nine month periods ended September 30, 2026 or 2025.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses during 2026 as the Company did not have a revenue generating product line during the three and nine month periods ended September 30, 2026.

Professional Fees

For the three months ended September 30, 2026, and 2025, professional fees were approximately $32,404 and $29,613 respectively, an increase of $2,791 or 9%, which relates to the timing of professional fees incurred during the third quarter of 2026.

For the nine months ended September 30, 2026, and 2025, professional fees were $151,289 and $150,535 respectively, an increase of $754 or less than 1%, which is consistent as professional fees related to public company compliance have remained consistent year to year.

Product Development Expenses

For the three months ended September 30, 2026, product development expenses were $0 as compared to $0 in 2025, as the Company did not have a revenue generating product line during the three month period ended September 30, 2026.

For the nine months ended September 30, 2026, product development expenses were $0 as compared to $125 in 2025, as the Company did not have a revenue generating product line during the nine month period ended September 30, 2026.

Other General and Administrative Expenses

For the three months ended September 30, 2026, other general and administrative expenses were $10,779 as compared to $34,849 in 2025 for a decrease of $24,073 or 69% which is consistent with the Company’s cost efficiency strategy while pursuing possible business opportunities, as the company reduced bank fees, lowered insurance premiums and incurred no depreciation expense.

For the nine months ended September 30, 2026, other general and administrative expenses were $45,405 as compared to $91,026 in 2025 for a decrease of $45,621 or 50% which is consistent with the Company’s cost efficiency strategy while pursuing possible business opportunities, as the company reduced bank fees, lowered insurance premiums and incurred no depreciation expense.

Total Operating Expenses

For the three months ended September 30, 2026, and 2025, total operating expenses were $43,180 and $64,462, respectively, a decrease of approximately $21,282 or 33%, consistent with reasons as denoted above.

For the nine months ended September 30, 2026, and 2025, total operating expenses were $196,694 and $241,686, respectively, a decrease of approximately $44,992 or 19%, as denoted above.

Operating Loss

For the three months ended September 30, 2026 and 2025, the operating loss was $43,180 and $64,462, respectively, a decrease of approximately $21,282 or 33%, driven by a reduction in operating costs as denoted above.

For the nine months ended September 30, 2026, and 2025, the operating loss was approximately $196,694 and $241,686, respectively, a decrease of approximately $44,992 or 19%, driven by a reduction in operating costs as denoted above.

Total Other Income (Expense), net

For the three months ended September 30, 2026, and 2025, other expense was $13,770, net as compared to $8,375 for 2025, which is directly attributable to increased interest on working capital loan proceeds.

For the nine months ended September 30, 2026, and 2025, other expense was $37,449, net as compared to $18,763 for 2025, which is directly attributable to increased interest on working capital loan proceeds.

Net Loss

For the three months ended September 30, 2026 the net loss was $56,950 compared to a net loss of $72,837 in the same period 2025, a decreased loss of $15,887 or 22%.

For the nine months ended September 30, 2026 the net loss was approximately $234,143 compared to a net loss of $260,449 in the same period 2025, a decreased loss of $26,306 or 10%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the nine months ended September 30, 2026.

Cash Flow

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of payments to suppliers. Cash as of September 30, 2026, and December 31, 2025, was approximately $132,000 and $39,000 respectively, an increase of approximately $93,000.

Summary of Cash Flows	For the Nine Months ended September 30,
(In thousands)	2026	2025

Net cash provided by (used in):
Operating Activities	$(202)	$(227)
Financing Activities	295	306
Net increase (decrease) in cash	$93	$79

As of September 30, 2026, the Company’s working capital deficit was approximately $693,000. Current assets were approximately $155,000 and current liabilities were approximately $848,000 and include:

●	Accounts payable of $1,638, of which $904 is due to the Company’s Chairman (see Note 3).

●	Note payable related parties and unrelated parties of $846,768, inclusive of accrued interest of $66,605.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2026, and 2025 was approximately $202,000 and $227,000, respectively, a decrease of $25,000 compared to last year, which relates to the Company’s cost efficiency strategy while pursuing possible business opportunities.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 and 2025, was approximately $295,000 and $306,000, respectively.

As of September 30, 2026, and December 31, 2025, the Company had outstanding notes payable $846,768 and $514,320 which includes accrued interest of $66,605 and $29,157, respectively.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the nine month period ended September 30, 2026. All outstanding loans have been disclosed including the agreed interest rates.

Credit Risk: The Company has not experienced significant credit risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-Q include information concerning our disclosure controls and procedures and internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2025 Annual Report (as amended or revised by the Risk Factors set forth in this Form 10-Q reflecting the worsening financial condition of the Company in 2026), in disclosures and risks described in the section entitled “Nature of Business” in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The Company cannot foresee or anticipate changes in circumstances and resulting emergence of risk factors affecting the Company.

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

As of the date of the filing of this Form 10-Q, the Company cannot assess or predict the impact of domestic and international economic and political developments on: (1) Company’s future efforts, if any, to develop or acquire a new business line; (2) general  economic conditions that may affect the ability of the Company to obtain necessary working capital funding or business development-acquisition funding; (3) the willingness of third parties to enter into and consummate any mergers-and-acquisitions transaction or any alternative transaction with the Company; or (4) global energy prices and resulting inflation and economic disruption, supply chains and capital markets, any of which could indirectly affect the Company’s prospective business partners or any proposed new business line. Uncertainty about tariffs, the U.S. Iran conflict and resulting disruption of normal trade relationships and global markets is likely to create the sort of economic uncertainty and conditions that may be adverse to the Company’s efforts to obtain additional funding, develop or acquire a new business or business line, or consummate any alternative transactions.

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

There may be risks that are not presently material or known and not discussed in this Form 10-Q or other SEC filings of the Company. The Company’s status as a company without sustained revenue generating operations as of the date of the filing of this Form 10-Q and the doubt about the viability of the Company as a going concern creates substantial doubt about the ability of the Company to develop or acquire a new business line or sustain operations beyond current funding. There are also risks within the economy, the industry targeted for business development, and the capital markets that could materially adversely affect the Company’s ability to develop or acquire a new business, including those associated with an economic recession, inflation, a global economic slowdown, political instability, war, government regulation (including tax regulation), employee attraction and retention and funding working capital needs for a new business line. These factors affect businesses generally, including the Company and, as a result, are not discussed in detail, but are applicable to the Company to the extent of efforts to fund any business development effort or funding of continued operations. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company beginning in 2023 and continuing into 2026, an investment in our common stock involves a very high degree of risk. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline further, and suffer volatility in market price and trading volume, and an investor may lose all or part of the investor’s investment in our common stock. Any investor should read the section entitled “Cautionary Statement Regarding Forward-Looking Statements above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal period ended September 30, 2026.

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

Dated: November 10, 2026

/s/ Alexander Jacobs
Alexander Jacobs	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Chief Financial Officer
Principal Financial and Accounting Officer

